Form 10QSB
period 2007-03-31
ASSOCIATED MEDIA HOLDINGS INC
filed 2007-05-21
CIK 1366404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 2007

Commission file number: 333-139640

Associated Media Holdings, Inc.

(Name of small business issuer as specified in its charter)

NEVADA	201507967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5150 East Pacific Coast Highway, Suite 300, Long Beach, CA 90804

(Address of principal executive offices)

562-986-4800

(Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 43,261,000 outstanding shares of the issuer's only class of common equity, Common Stock, on April 30, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ASSOCIATED MEDIA HOLDINGS, INC.
FORM 10-QSB QUARTERLY REPORT
FOR THE QUARTER ENDED MARCH 31, 2007

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Associated Media Holdings, Inc.

(A Development Stage Company)

Consolidated Financial Statements for the Period Ended

March 31, 2007 and March 31, 2006
(unaudited)

Associated Media Holdings, Inc.
(A Development Stage Company)
Balance Sheet
(unaudited)

Assets
March 31,
2007
Current Assets
Cash	$-
Accounts Receivable	30,000
Prepaid expenses	6,000

Total Current Assets	36,000

Property & Equipment, net of accumulated depreciation of $17,767	52,513

Other Assets
Deposits	20,000
Intangible assets, net of accumulated amortization of $11,315	392,911
Total Other Assets	412,911
Total Assets	$501,424

Liabilities & Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$333,920
Accrued compensation payable	272,014
Notes Payable	255,000

Total Current Liabilities	860,934
Total Liabilities	860,934

Commitments	-

Stockholders’ Deficit
Common Stock, $0.00025 par value, 100,000,000 shares
authorized, 43,961,000 shares issued and outstanding	10,902
Additional paid in capital	3,488,324
Prepaid expense (stock related)	(1,000,000)
Accumulated deficit during development stage	(2,858,736)
Total Stockholders’ Deficit	(359,510)
Total Liabilities & Stockholders’ Deficit	$501,424

The accompanying notes are an integral part of these consolidated financial statements

Associated Media Holdings, Inc.
(A Development Stage Company )
Consolidated Statements of Operations
For the quarters ended March 31, 2007 and 2006
(unaudited)

			June 21, 2004
			(Date of
	For the Three Months Ended		Inception ) to
	March 31,		March 31,
	2007	2006	2007

Revenue	$9,098	$-	$51,648

Operating Expenses
Amortization & depreciation	15,039	905	29,192
Consulting expense	42,724	39,675	1,037,381
General and administrative	82,990	50,779	449,102
Marketing	16,887	12,920	171,691
Professional fees	45,286	52,466	320,906
Compensation expense	167,188	147,886	851,559
Website development	8,000	36,728	195,456

Total Operating Expenses	378,114	341,359	3,055,287

(Loss) from operations before other
income and (expense)	(369,016)	(341,359)	(3,003,639)

Other Income (Expenses)
Other income	30,000	10,000	150,000
Interest expense	(3,497)	(216)	(3,497)
Total Other Income (Expenses)	26,503	9,784	146,503

Loss before income tax expense	(342,513)	(331,575)	(2,857,136)

Income tax expense	(1,600)	-	(1,600)

Net Income (loss)	$(344,113)	$(331,575)	$(2,858,736)

Basic (Loss) per share	$(0.01)	$(0.01)

Weighted Average Number of
shares outstanding	43,337,712	40,520,000

The accompanying notes are an integral part of these consolidated financial statements

Associated Media Holdings, Inc.
Consolidated Statements of Stockholders’ Deficit
From June 21, 2004 (Date of Inception) through March 31, 2007

	Common Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Deficit During Development Stage	Prepaid Expenses
Balance, December 31, 2005	40,520,000	10,130	371,870	(250,031)

Issuance of additional shares to existing
Investor pursuant to an anti dilution
agreement.	300,000	75	(75)

Shares issued in a private
placement at $0.50 per share	2,436,000	609	1,217,391

Shares issued for services at $0.50 a share	1,100,000	275	549,725

Shares issued for prepaid services at $0.50
per share	2,000,000	500	999,500		(1,000,000)

Cancellation of shares	(3,095,000)	(774)

Net loss during the year ended 12/31/06				(2,264,592)

Balance, December 31, 2006	43,261,000	10,815	3,138,411	(2,514,623)	(1,000,000)

Shares issued for acquisition
of icelounge.com, Inc
	700,000	175	349,825

Net loss during the quarter ended 3/31/07				(344,113)

Balance, March 31, 2007 (unaudited)	43,961,000	10,990	3,488,236	(2,858,736)	(1,000,000)

The number of shares issued and outstanding has been restated to give retroactive effect for a reverse stock split effective October 28, 2005 on a one for 100 basis. The par value and additional paid in capital were adjusted during the year ended December 31, 2005 to adjust the par value amount in conformity with the number of shares then issued.

The accompanying notes are an integral part of these consolidated financial statements

Associated Media Holdings, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31,			June 21, 2004 (Date of Inception) to
	2007		2006	March 31, 2007

Cash flows (used) in operating activities:
Net loss for the year		$(344,113)	$(331,575)	$(2,858,736)
Changes in non-cash working capital items
related to operations:
Amortization & depreciation		15,039	905	29,083
Common stock issued for services		-		550,000
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable		(10,000)	-	(30,000)
(Increase) Decrease in prepaid expense		15,000	22,000	(6,000)
(Increase) Decrease in deposit			(20,000)	(20,000)
Increase (Decrease) in accounts payable and accrued
liabilities		69,112	59,581	333,921
Increase (Decrease) in accrued compensation payable		74,962	85,863	272,014
Net cash (used) in operating activities		(180,000)	(183,226)	(1,729,718)

Cash flows (used) in investing activities:
Acquisition of icelounge.com, Inc.		(45,000)		(45,000)
Purchase of property & equipment		-	(31,299)	(70,282)
Net cash (used) in investing activities		(45,000)	(31,299)	(115,282)

Cash flows provided in financing activities:
Proceeds from issuance of note payable		225,000	75,000	480,000
Repayment of note payable		-	-	(225,000)
Proceeds from issuance of common stock		-	-	1,590,000
Net cash provided in financing activities		225,000	75,000	1,845,000

Net increase in cash during the year		-	(139,525)	-

Cash, beginning of year		-	169,101	-

Cash, end of year		$0	$29,576	$-

Supplementary Disclosure of Cash Flow Information
Cash paid for:
Interest		$3,497	$-	$3,497
Income Taxes	$		$-	$
Non-cash financing activities:
Common stock issued for prepaid expenses	$		$-	$1,000,000
Common stock issued for services	$		-	$550,000

The accompanying notes are an integral part of these consolidated financial statements

Associated Media Holdings, Inc.
(A Development Stage Company)
Notes to the Financial Statements

Note 1: History and Organization of the Company

Associated Media Holdings, Inc. (formerly El Tigre Development Corporation) (hereinafter, the “Company”) was incorporated under the laws of the state of Nevada on June 21, 2004. The Company’s principal offices are located in Long Beach, California.

On October 21, 2005, the Company changed its name to Associated Media Holdings, Inc. to further develop and promote the Ignition Website and Trademarks (hereinafter, the “Intangibles”) which focus on multi media content for mobile and portable cellular devices. On this same day, the board of directors approved an increase in the authorized number of common shares of the Company from 25,000,000 to 100,000,000 and changed its par value from $0.001 to $0.00025. This change is reflected in these financial statements.

The Company has yet to fully develop any material income from its stated primary objective and it is classified as a development stage company. All income, expenses, cash flows and stock transactions are reported since the beginning of development stage.

Note 2: Accounting Policies and Procedures

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summaries below.

Cash and Cash Equivalents: The Company considers all liquid assets with a maturity of three months or less from the date of purchases readily convertible into cash to be cash equivalents.

Concentrations: Financial instruments that potentially subject the Company to concentrations of credit risks consist of cash and cash equivalents. The Company places its cash and cash equivalents at well-known, quality financial institutions.

Estimates: The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. Actual results may vary from these estimates.

Development Stage Company: The Company is a development stage company as defined in Financial Accounting Standard Board Statement No. 7.

Income tax: The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes”. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

On February 19, 2007, the Company issued 700,000 shares of common stock, and paid $45,000 in cash to acquire icelounge.com, Inc.  The total acquisition value was $395,000 which has been allocated to intangible assets and will be over a period of 10 years.

Associated Media Holdings, Inc.
(A Development Stage Company)
Notes to the Financial Statements

Note 2: Accounting Policies and Procedures - continued

Revenue Recognition: Revenues and the costs of revenues from services are recognized during the period in which the services are provided. The Company applies the Provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition in Financial Statements ("SAB 104"), which provides guidance on the following; recognition, presentation, and disclosure of revenue in financial statements that are filed with the SEC. SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue related to monthly contracted amounts for services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectibility is reasonably assured

Accounts Receivable: Accounts receivable are reported at the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expects to collect will be reported in the results of operations of the year in which those differences are determined, with an offsetting entry to a valuation allowance for accounts receivable. Balances which are still outstanding after management has used reasonable collection efforts will be written off through a charge to the valuation allowance and a credit to accounts receivable. Management periodically reviews accounts receivable balances for uncollectible amounts.

Financial Instruments: The Company believes the carrying amount of cash, accounts receivable and other current assets, accounts payable and accrued expenses approximates fair value due to their short maturity. The Company also believes the carrying amount of the Company’s long term assets and liabilities approximates fair value.

Property & Equipment: Property and equipment as of March 31, 2007 consists of the following and are recorded at cost:

March 31,
2007
(unaudited)
Audio visual equipment	$23,074
Computer equipment	27,789
Furniture & fixtures	19,418

Total Fixed Assets	$70,281
Accumulated depreciation	(17,767

Net Fixed Assets	$52,513

Associated Media Holdings, Inc.
( (A Development Stage Company)
Notes to the Financial Statements

Note 2: Accounting Policies and Procedures - continued

Property & Equipment (continued): Provision for depreciation of equipment is computed on the straight-line method for financial reporting purposes and is based upon the following estimated useful lives:

Audio visual equipment	3 years
Computer equipment	3 years
Furniture & fixtures	7 years

Maintenance, repairs, and renewals which neither materially add to the value of the equipment nor appreciably prolong its life are charged to expense as incurred. Depreciation charged to operations was $12,836 and $0 for the twelve months ended December 31, 2006 and 2005, respectively.

Intangible Assets - Intangible assets consist of patent and trademark costs. Patent costs are costs incurred to develop and file patent applications. Trademark costs are costs incurred to develop and file trademark applications. If the patents or trademarks are approved, the costs are amortized using the straight-line method over the estimated lives of 7 years for patents and 10 years for trademarks. Amortization expense for the quarters ended March 31, 2007 and 2006 totaled $11,107 and $250, respectively. Unsuccessful patent and trademark application costs are expensed at the time the application is denied. Management assesses the carrying values of long-lived assets for impairment when circumstances warrant such a review. In performing this assessment, management considers current market analysis and appraisal of the technology, along with estimates of future cash flows. The Company recognizes impairment losses when undiscounted cash flows estimated to be generated from long-lived assets are less than the amount of unamortized assets. There were no unsuccessful and abandoned patents and trademarks expensed in 2007 and 2006.

Stock Options - Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), "Share-Based Payment" ("SFAS 123R"), using the modified-prospective-transition method. Under this transition method, total compensation cost recognized in 2006 includes compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company estimates the fair value of its option awards granted using the Black-Scholes option-pricing model. The Company records compensation expense for stock options ratably over the option's vesting period. The Company did not have any outstanding stock options for the year ended December 31, 2005. The Company granted a total of 1,895,000 stock options during the year ended December 31, 2006, however, no expense has been recognized since none of the stock options have vested.

Associated Media Holdings, Inc.
(A Development Stage Company)
Notes to the Financial Statements

Note 2: Accounting Policies and Procedures - continued

Basic and fully diluted loss per Share of Common Stock - The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements. Outstanding stock options of 1,895,000 and zero were considered but not included in the fully diluted loss per share calculation in 2006 and 2005, respectively, because their inclusion would have been anti-dilutive.

	For the Three Months Ended March 31,
	2007	2006

Basic earnings per share:
Net (loss) (numerator)	$(344,113)	$(331,575)
Weighted average number of shares outstanding - basic (denominator)	43,337,712	40,520,000
Per share amount	$(0.01)	$(0.01)

Note 3: Basis of Presentation and Going Concern Uncertainty

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $2,858,736 since inception and has yet to achieve profitable operations. The Company’s continuation as a going concern is dependent on attaining profitable operations, restructuring its financial arrangements, and obtaining additional outside financing. The Company has funded losses from operations in the current year primarily through the issuance of its common stock. The Company anticipates that the issuance of debt and the sale of the Company’s restricted common stock will continue to fund operating losses in the short-term, or until revenues grow to the point where they are sufficient to cover operating costs and expenses, and retire the Company’s debt obligations. The accompanying financial statements do not include any adjustments relating to the recoverability and classifications of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Note 4: Intangible Asset

Through the issuance of 40,000,000 restricted common shares valued at $10,000, the Company acquired exclusive license rights to the Intangibles which consist of a website and the Ignition trademarks. Through the issuance of 700,000 restricted common shares valued at $350,000 and $45,000 cash, the Company acquired icelounge.com, Inc. which consist of a website, databases and proprietary software. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” purchased intangibles with finite lives are amortized and reviewed for impairment on an annual basis, which it completed during the fourth quarters of 2006 and 2005 and no impairment was recognized. The useful lives of the Intangibles have been determined by management based upon the expected use of the asset by the Company which is determined to be 10 years. The Company recognizes amortization of the Intangibles on a monthly basis. As such, amortization expense for the quarters ended March 31, 2007 and 2006 is $11,107 and $250, respectively

Associated Media Holdings, Inc.
(A Development Stage Company)
Notes to the Financial Statements

Note 5: Income Taxes - The Company has adopted FASB 109 to account for income taxes. The Company currently has no issues which create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years, but due to the uncertainty as to the utilization of net operating loss carry forwards; a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate. No provision for income taxes has been recorded due to the net operating loss carry forward of $1,686,627 as of December 31, 2006, which will be offset against future taxable income. No tax benefit has been reported in the financial statements.

Deferred tax assets and the valuation allowance as of March 31, 2007 and 2006 are as follows:

	2007	2006

Deferred tax asset:
Net operating loss carryforward	$971,970	$197,746
Valuation allowance	(971,970)	(197,746)
	$-	$-

The components of income tax expense are as follows:

	2007	2006

Current federal tax	$-	$-
Current state tax	-	-
Change in NOL benefit	(116,998)	112,736
Change in allowance	116,998	(112,736)
	$-	$-

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Code are met. These losses are as follows:

		Expiration
Year of Loss	Amount	Date

2006	$1,686,267	2026

Note 6: Accrued Compensation

The Company has several employment agreements with its officers and directors. Until the Company has sufficient funds to satisfy the outstanding debt, the Company will continue to accrue unpaid compensation on a quarterly basis. As of March 31, 2007 and 2006, the accrued compensation balance was $272,014 and $157,529, respectively.

Associated Media Holdings, Inc.
(A Development Stage Company)
Notes to the Financial Statements

Note 7: Stockholders’ Equity

On October 17, 2005, the Company entered into a reorganization agreement with ZTH Management, LLC for the purpose of acquiring an exclusive license to use the Intangibles consisting of trademarks and a website. The Company issued 40,000,000 post split restricted common shares at par value for full consideration for the license agreement. The term of the agreement will remain in full force and effect until such time as the Intangibles become eminent domain.

On October 21, 2005, the board of directors approved an increase in the authorized number of common shares of the Company from 25,000,000 to 100,000,000 and changed its par value from $0.001 to $0.00025. This change is reflected in these financial statements.

On October 24, 2005, the board of directors approved a reverse split of the Company’s common stock on a 100 old for 1 new share basis. The split became effective on October 28, 2005. As a result of the reverse split, the total outstanding share balance was 220,000 shares. All share amounts in this report have been retroactively restated to reflect the stock split.

On December 5, 2005, the Company issued 300,000 restricted common shares through a private placement offering for cash at $1.00 per share. The proceeds have provided short-term operating capital.

On April 15, 2006 the company issued an additional 300,000 shares of common stock to an existing investor who had purchased 300,000 shares of common stock for $1.00 per share on December 5, 2005, pursuant to an anti-dilution adjustment to the original purchase price of $1.00 per share.

During the three months ended June 30, 2006, the Company issued 2,190,000 shares of common stock through a private placement offering for cash at $0.50 per share for net cash proceeds of $1,095,000. During the three months ended September 30, 2006, the Company issued 246,000 shares of common stock through a private placement offering for cash at $0.50 per share for net cash proceeds of $123,000. The proceeds are intended to be used for marketing and funding of general operations in the next twelve months.

During the month of October, 2006 the company issued 3,100,000 shares of stock for in exchange for three consulting agreements to assist the company in various business development and financial advisory services. The consulting agreements were with the following: Clearvision International, Inc. 2,000,000 shares, Prima Worldwide, Inc. 600,000 shares and Kahane Entertainment 500,000 shares.

During the year ended December 31, 2006, Joe Davis, a shareholder of the company, returned 3,095,000 shares of common stock to the company. The certificate numbers for these shares of stock were cancelled to be issued to other shareholders with different certificate numbers.

On February 19, 2007 the Company issued 700,000 shares of restricted common stock at $0.50 per share for the acquisition of the Intangible assets of icelounge.com, Inc.

Associated Media Holdings, Inc.
(A Development Stage Company)
Notes to the Financial Statements

Note 8: Stock Options: Under the terms of the 2006 Equity Compensation Plan incentive stock options, non-qualified stock options and other stock based awards may be granted to employees, non-employees, directors, consultants and advisors to purchases up to an aggregate of 4,000,0000 shares of the Company’s common stock. As of December 31, 2006 there were 1,895,000 shares outstanding under this plan at an exercise rate of $0.50 a share. 1,495,000 outstanding shares were issued to Directors and Advisors of the Company pursuant to contracts and are vested in equal parts over three years. 400,000 outstanding shares were issued to key employees and consultants and are vested in a year of issuance

A summary of the status of the Company's stock option plans as of March 31, 2007, and the changes during the years are presented below:

Weighted
Average
	Number of	Exercise
January 1, 2007	Shares	Price

Outstanding at	1,895,000	0.50
Granted	-	-
exercised	-	-
cancelled	-	-

Outstanding at March 31, 2007 (unaudited)	$1,895,000	$0.50
Exercisable at March 31, 2007 (unaudited)	$-	$-

The following table summarizes information concerning outstanding and exercisable options at March 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.50	1,495,000	1.5	$0.50	-	$0.50
$0.50	400,000	1.0	$0.50	-	$0.50

Associated Media Holdings, Inc.
(A Development Stage Company)
Notes to the Financial Statements

Note 9: Related Party Transactions

On December 1, 2005, the Company entered into a consulting agreement with Clearvision, Inc., whose president is a shareholder of the Company. Clearvision, Inc. is to provide marketing and business consulting for a term of twelve months commencing on December 1, 2005. The fees associated with this agreement total $30,000. As of December 31, 2006 and December 31, 2005, the total prepaid amount associated with this consulting agreement is $0 and $27,500, respectively.

On October 16, 2006 the Company entered into another consulting agreement with Clearvision, Inc. Clearvision, Inc. was issued 2,000,0000 shares of stock in exchange for Clearvision’s agreement to (i) develop and identify at least one celebrity spokesperson who will make appearances on the Company’s behalf; (ii) develop strategic alliances with business and industry partners behalf of the Company to enhance or further advance the Company’s business; and (iii) develop marketing strategies, techniques, methods, procedures and materials as needed for continued advancement of the Company’s corporate mission statement. Specifically, the consulting agreement requires Clearvison to produce for the Company the following media: television news spotlights, video news releases, a corporate video, a tradeshow loop presentation, internet streaming video, a newspaper feature, and a radio news release. The agreement includes Clearvision’s guarantee of significant media placement of the foregoing productions on major media networks in many of the top markets. In light of the significant compensation being paid by the Company to Clearvision, Clearvision will be responsible for compensating directly any celebrity spokesperson retained on the Company’s behalf. and to provide business consulting and media related services in relation to Company’s launch of its fundraising campaign. As of December 31, 2006 the total prepaid amount associated with this consulting agreement is $1,000,000

On December 22, 2006 the Company received a $10,000 loan and on January 10, 2007 a $5,000 loan from each of their officers, Darryl Franklin, William Nosal and Raymond Ibe. The agreements require the Company to repay the principal amount and interest which is to accrue at prime plus one percent. The due dates of the loans are the earlier of Lender’s demand or December 22, 2007 or January 10, 2008.

During the quarter ending March 31, 2007 the Company received several loans totaling $210,000 from Joe Davis, Inc., whose President and owner is a shareholder of the Company. The loans are unsecured, interest is prime plus one percent and principal and interest is payable on the earlier of the lenders demand or twelve months from the date of each individual loan.  Total accrued interest at March 31, 2007 is $3,414.

Associated Media Holdings, Inc.
(A Development Stage Company)
Notes to the Financial Statements

Note 10: Operating Lease

On February 28, 2006, the Company entered into a lease agreement to lease office space at 5150 E. Pacific Coast Highway, Suite 300, Long Beach, California, 90804. The term of the lease is for 24 months commencing March 1, 2006 and expires on February 28, 2008. The Company pays $4,708 per month for a 2,354 square foot office, through February 28, 2007 at which point the monthly rent increases to $4,849.24 throughout the remainder of the lease term. Rent expense incurred for the periods ended March 31, 2007 and March 31, 2006 were, $53,477 and $0, respectively.

Total Lease Commitments:		March 31
	Year	2007

	2007	43,643
	2008	9,698
	2009	-
	2010	-
	Thereafter	-
	Total	$53,341

Note 11: New Technical Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which allows the preparer of financial statements to elect fair value measurement of a financial instrument at time of acquisition, issuance, or a remeasurement event so that similar instruments are accounted for similarly regardless of their form. This applies to all financial instruments acquired or issued by the entity beginning fiscal year 2007.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This applies to any future servicing assets and servicing liabilities beginning fiscal year 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, whose purpose is to increase consistency and comparability of fair value estimates by: defining fair value, establishing a framework for measuring fair value; and expanding disclosure of fair value measurements. The pronouncement applies to other accounting pronouncements that require or permit fair value measurements. The statement emphasizes that fair value is a market based measurement other than a entity based. This applies to all financial instruments acquired or held by the Company beginning in fiscal 2008.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plan”, whose purpose is to improve financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur. The Statement also requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exception. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.

Associated Media Holdings, Inc.
(A Development Stage Company)
Notes to the Financial Statements

Note 12: Subsequent Events

From April 1,2007 through May 16, 2007 the Company received $90,000 in loans from Joe Davis, Inc. The agreement requires the Company to repay the principal amount and interest which is to accrue at prime plus one percent. The notes are payable upon the earlier of the Lender’s demand or one year from the date of each individual note.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Projections and forward-looking statements

This Quarterly Report on Form 10-QSB contains “forward-looking statements.” All statements contained in this Report that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “expect,” “estimate,” “plan,” “will,” and similar expressions are generally intended to identify forward-looking statements. Given the early stage of our Company, most of the statements made herein are forward-looking. All forward-looking statements (including statements regarding future financial and operating results) involve risks, uncertainties and contingencies, including the risks described herein and in the Company’s Registration Statement on Form SB-2/A filed on February 9, 2007, which may cause actual results, performance, or achievements to differ materially from anticipated results, performance, or achievements. Except as may be required by applicable law, we are under no obligation to (and expressly disclaim any such obligation to) update or alter forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a development stage company that launched to consumers in April 2006 and since then have been offering media content and personalization products for mobile phones, smart phones, personal digital assistants (PDA’s) and other handheld wireless devices under the brand name Ignition through our online store and social networking websites located at www.ignition.tv (the “Ignition Website”). Since inception, we have had only nominal revenues.

We earn revenue by distributing our content through wireless carriers in North America and content aggregators (wholesalers, who in turn have relationships with carriers). We have also started to offer business-to-business mobile marketing consulting and related services to some of the companies that license content to us, as well as other potential clients. As part of those services, we advise our clients on how mobile services and technology can assist them in their marketing, advertising and promotional activities and, in some cases, we provide mobile services, such as text messaging capabilities, as part of their marketing, advertising and promotional activities.

Our revenue model is driven by fees paid by consumers for mobile media content and personalization products, advertising revenues and revenues from business-to-business consulting and services. Fees from the sale or license of mobile content may be collected by carriers, our distribution partners, directly by us, or some combination thereof. Business-to-business fees and charges are collected directly by us. In the case of the sale or license of mobile content, a significant percentage of revenue is shared with the wireless carrier and any technology and/or distribution partner. Those percentages vary on a case-by-case basis and are dependent on the applicable agreement(s).

Currently, our mobile content is sold for a download fee. The download fee model is based on a single fee per downloaded content or bundle of content. Download fees are assessed on a per download basis for each item of content downloaded to a consumer’s wireless handset. Some of the download features will have expirations based on time.

We also earn revenue from paid advertising based on page views on the community pages of the Ignition Website. While we do book advertising on the Ignition Website directly with third party advertisers, a majority of the third party advertising is booked through third party advertising booking agencies who receive a percentage of revenue based on the terms of our agreement with them.

In addition, we have started to work with the companies from whom we have licensed branded content to create co-branded promotions and services, some of which have been for free to the brand and consumer and some of which have generated revenue from the relevant brand. We believe that companies with action sports related brands are only now recognizing the potential impact that mobile functionality can have on their marketing activities. There is an education process involved in the selling of our services and distribution potential, and relationships historically have started with one or more small (in both revenue and scale) test promotions. A further challenge to establishing and growing those relationships is that mobile marketing remains a relatively new channel for these companies and they generally do not have significant budgets allocated to it. We believe that, as a relationship progresses, mobile marketing will be included in marketing budget planning, however that is a process that takes place over time.

On February 19, 2007, we completed the acquisition of certain assets of icelounge.com, Inc., a Delaware corporation (“icelounge”), pursuant to an Asset Acquisition Agreement dated as of the same date (the “Agreement”). Pursuant to the Agreement and pursuant to arm’s length negotiations, the Company issued 700,000 shares of its common stock and paid aggregate cash consideration of $45,000 using its cash on hand.  icelounge.com, Inc. is a Newport Beach, California-based company that operated community websites focused on action sports enthusiasts. icelounge.com combined its proprietary social networking software with consumer generated media to create a membership based community of action sports participants and fans. The principal assets acquired include the social networking software and website located at www.icelounge.com (which was recently renamed www.ignitionsk8.com), the user generated media and content and the website’s registered users. Prior to the acquisition of the icelounge assets, various of the principals of icelounge and their associates provided technology consulting and software application development services to us in exchange for $87,000, and for the period of six months prior to the closing of the acquisition, we paid the server hosting bills for the community of approximately $600 per month. As part of the software application development process, additional communities were launched located at each of “ignitionsurf.com,” “ignitionmx.com,” “ignitionsnow.com,” and “ignitionbmx.com.” We acquired all rights in those communities, and the related user generated media and content and the websites’ registered users. icelounge generated nominal revenues prior to its acquisition.

Outlook

Our single biggest and most immediate challenge has been the shortage of operating capital. Management has devoted significant time and energy since its last private placement in the second quarter of 2006 to seeking additional operating capital from a number of qualified investors, but to date those discussions have not resulted in any binding agreement. We have continued to operate by way of cutting costs and scaling back discretionary spending. In particular, we have significantly reduced marketing, advertising and promoting the Ignition brand. The lack of capital has also delayed the launch of new versions of our various websites and online store. In addition, our management team has at various times deferred salary (which as been accrued as a liability on our balance sheet) and made loans to the company. Additional bridge loans have been secured from Clearvision International, Inc., our largest shareholder, and its affiliates. We have also delayed paying creditors in an effort to preserve our limited resources. If we do not succeed in raising more capital, we may be required to severely curtail or cease operations, since we currently cannot sustain operations from current income.

A key driver of revenue growth will be the establishment of additional distribution partners, including wireless carriers, for our mobile content. The sales cycle to establish distribution agreements can average from three to four months from initiation of discussions to execution of a distribution agreement. Subsequent to execution of a distribution agreement, our content must be incorporated into the partner’s network and then made “live” to end users, which often takes a minimum of four to six weeks. Once our content is available for sale to end users, we generally have to wait for an accounting and payment from the partner, which often doesn’t occur until 60 to 90 days from the end of a quarter. As a result of the foregoing, we are not likely to see cash flow from a new distribution partner for six to eight months from execution of a distribution agreement. Thus, although we have distribution agreements that recently were executed or that are pending execution or in various stages of negotiation, our cash flow challenges are likely to continue in the foreseeable future if we are unable to raise additional capital.

As part of our growth plans, we intend to capitalize on the infrastructure and business model that we are developing for Ignition by pursuing a similar business model focused on other lifestyle segments under different brand names (“new verticals”). Although we have not determined the precise lifestyle segments that we hope to pursue, we expect that the characteristics of the lifestyle segments will be similar to those that underpin the Ignition action sports vertical. New verticals currently under consideration include, but are not limited to, the horror and sci-fi genres, mixed martial arts, and import and car customization culture. The characteristics for any new vertical include (i) a strong “culture,” (ii) a “closed or semi-closed” world not penetrated easily by outside commercial interests, (iii) the absence of significant competitors providing media content and personalization products focused on the particular lifestyle segment for mobile phones, smart phones, PDAs and other handheld wireless devices, and (iv) a consumer base measured potentially in the millions of consumers. The manner in which we hope to pursue the particular lifestyle segment would track the Ignition business model. That is, the media content would be sourced from the particular targeted lifestyle segment in question, with commensurate presentation and design appearance adjustments to conform the content offering and community features to the targeted lifestyle segment. In any new vertical we intend to pursue partners and consultants with deep and particularized expertise in the applicable lifestyle segments to provide “inside the community” expertise, similar to our approach with Ignition where we, for example, secured the involvement of Danny Way, one of the best-known skateboarders in the world, Trevor Christ, a former top professional surfer, and Salman Agah, a former “Thrasher Skater of the Year” and founder of icelounge.com. Our long-term objective is to build a collection of targeted lifestyle and activity-driven brands under different brand names which meet the demands of various parties interested in mobile content and services from those lifestyles such as carriers, aggregators, consumers, and audio visual distributors.

In summary, we believe that growth in revenues will be contingent upon raising additional capital to conduct marketing campaigns, expand into new verticals, ramp up our business-to-business mobile marketing services and to allow time for new distribution partners to generate revenue. Although servicing distribution relationships requires manpower to generate, format, manage and electronically deliver content to the distributor, we believe our existing manpower and assets generally are sufficient. As new verticals are added to our infrastructure, it is likely that two to three people per vertical will be added to our overhead along with ancillary related costs. The same or similar content (but often prepared to differing technical format specifications) may be sold into the various distribution relationships that we have already established.

Notwithstanding any optimism management may have about the desirability of our content, the growth of distribution opportunities, the market for the business-to-business mobile marketing consulting and services, and the development of new verticals, without additional capital we do not believe that we can sustain our business with internally generated cash flow and/or profitability.

Liquidity and Capital Resources

Since inception of operations, we have funded our operations through $1,590,000 in private placements of our common stock to accredited investors and borrowing an aggregate of $255,000 pursuant to bridge loans primarily from Clearvision International, Inc, one of our principal stockholders, and its affiliates, and, to a lesser extent, from management.

As of March 31, 2007, we had nominal cash. Our operating expenses are currently approximately $110,000 per month, approximately 70% of which is for payroll, 15% of which is for marketing, and 15% of which is for our general operations. If we raise the amount of financing we seek in a timely manner (discussed below), we expect that our operating expenses will increase by approximately 30% per month as we would increase our scaled-back levels of activity in various areas and expand into new verticals. Expansion into new verticals will require a number of dedicated staff per vertical, some design costs and, upon launch, marketing, advertising and promotion costs. We believe we can satisfy our current cash requirements only through raising additional funds and using shares of our common stock, where appropriate, in exchange for services.

At the date of this report we are continuing to incur losses. We used capital of approximately $329,000 during the three-month period ended March 31, 2007 to fund operations. As noted above, we believe that we will continue to incur an average cash burn rate of $110,000 per month from operations, and that without further funding, our cash balances will fall to levels that will not sustain operations at current reduced levels.

We do not have any material commitments for capital expenditures as of March 31, 2007.

We believe we need to raise a minimum of $1,500,000 in additional capital in order to fund our existing operating plan over the next twelve months. Depending on the opportunities with new verticals and the timing of the launches of new verticals, we may require additional funding. As stated above, we have no firm commitments for such capital. We will also seek long-term financing through additional debt or equity financing. Even if we raise additional capital, we cannot give any assurance that we can achieve or sustain profitability or that our operating losses will not increase in the future.

Our auditors have raised substantial doubt about our ability to continue as a going concern due to recurring losses from operations. We expect to continue to have net operating losses until we can expand our sales channels, implement our marketing efforts and expand our business to business activities. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

Results of Operations

We had revenues of $9,098 for the three-month period ended March 31, 2007. A comparison with the same period in 2006 is not meaningful as we launched our products and the Ignition Website at the beginning of April 2006 and, accordingly, recorded no revenue for that quarter.

Our net losses during the three-month period ended March 31, 2007 were ($344,113), or ($0.01) per common share, compared to a net loss of ($1,089,842) or ($0.03) per common share during the three-month period ended December 31, 2006. The net loss per share was reduced principally because the stock related expenses relating to launching the company, establishing relationships and financing the Company all took place primarily in 2006.

Cost of revenues for the three-month period ended March 31, 2007 were $378,114 compared to cost of revenues for the three-month period ended March 31, 2006 of $341,359. Direct costs of revenues were primarily overhead and salaries, and, to a lesser extent, technology expenses, design costs and limited promotional and marketing expenditures. In addition, we incurred and continue to incur significant professional fees and expenses associated with becoming and maintaining a publicly reporting company. Royalty costs to owners of content licensed to us average twenty percent of net receipts derived from the sale of that content.

As of March 31, 2007, we had six employees. We also engage a number of consultants and outside contractors. In connection with the expansion of our business, and subject to the receipt of substantial additional financing, we anticipate that we will hire an additional four to eight employees over the next twelve months.

We anticipate that we will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in our revenues from consumer acceptance and use of our products and the number of wireless mobile carriers and others who agree to distribute our products as well as decide to use our business-to-business mobile marketing consulting and services. As of March 31, 2007, we had an accumulated deficit of $(2,858,736) and working capital deficit of $(824,934).

Off- Balance Sheet Arrangements

We did not have any off -balance sheet arrangements as of the fiscal period ended March 31, 2007.

Material Commitments for Capital Expenditures

There presently exist no material commitments to outside vendors for capital expenditures.

Critical Accounting Policies

We base our discussion and analysis of financial condition and results of operations on our financial statements which have been prepared in accordance with United States Generally Accepted Accounting Principles.  Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty and actual results could differ materially from these estimates.  The company’s significant accounting policies include:

Revenue Recognition: Revenues and the costs of revenues from services are recognized during the period in which the services are provided. We apply the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition in Financial Statements ("SAB 104"), which provides guidance on the following; recognition, presentation, and disclosure of revenue in financial statements that are filed with the SEC. SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue related to monthly contracted amounts for services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectibility is reasonably assured.

Income tax: We use the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes”. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Accounts Receivable: Accounts receivable are reported at the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expects to collect will be reported in the results of operations of the year in which those differences are determined, with an offsetting entry to a valuation allowance for accounts receivable. Balances which are still outstanding after management has used reasonable collection efforts will be written off through a charge to the valuation allowance and a credit to accounts receivable.

Financial Instruments: The Company believes the carrying amount of cash, accounts receivable and other current assets, accounts payable and accrued expenses approximates fair value due to their short maturity. The Company also believes the carrying amount of the Company’s long term assets and liabilities approximates fair value.

ITEM 3. CONTROLS AND PROCEDURES

Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer concluded that our disclosure controls and procedures were effective to enable us to record, process, summarize and report information required to be included in the Company’s periodic SEC filings and annual proxy statement within the required time period.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007, that have materially affected, or are likely to materially effect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 5. EXHIBITS

The exhibits to this form are listed in the attached Exhibit Index.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 21, 2007	/s/ Darryl Franklin
Name: Darryl Franklin
Title: Principal Executive Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer
Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer
Exhibit 32.1 - Section 1350 Certification by Chief Executive Officer and Principal Financial Officer