Form 10QSB/A
period 2007-03-31
ASSOCIATED MEDIA HOLDINGS INC
filed 2007-05-31
CIK 1366404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Associated Media Holdings, Inc.
(A Development Stage Company )
Consolidated Statements of Operations
For the quarters ended March 31, 2007 and 2006
(unaudited)

			June 21, 2004
			(Date of
	For the Three Months Ended		Inception ) to
	March 31,		March 31,
	2007	2006	2007

Revenue	$9,098	$-	$51,648

Operating Expenses
Amortization & depreciation	15,039	905	29,192
Consulting expense	42,724	39,675	1,037,381
General and administrative	84,590	50,779	450,702
Marketing	16,887	12,920	171,691
Professional fees	45,286	52,466	320,906
Compensation expense	167,188	147,886	851,559
Website development	8,000	36,728	195,456

Total Operating Expenses	379,714	341,359	3,056,887

(Loss) from operations before other
income and (expense)	(370,616)	(341,359)	(3,005,239)

Other Income (Expenses)
Other income	30,000	10,000	150,000
Interest expense	(3,497)	(216)	(3,497)
Total Other Income (Expenses)	26,503	9,784	146,503

Loss before income tax expense	(344,113)	(331,575)	(2,858,736)

Income tax expense	-	-	-

Net Income (loss)	$(344,113)	$(331,575)	$(2,858,736)

Basic (Loss) per share	$(0.01)	$(0.01)

Weighted Average Number of
shares outstanding	43,337,712	40,520,000

The accompanying notes are an integral part of these consolidated financial statements

Associated Media Holdings, Inc.
(A Development Stage Company )
Consolidated Statements of Stockholders’ Deficit
From June 21, 2004 (Date of Inception) through March 31, 2007

				Deficit
			Additional	During
	Common Stock		Paid in	Development	Prepaid
	Shares	Amount	Capital	Stage	Expenses

Balance, June 21, 2004 date of incorporation	$-	$-	$-

Shares issued for cash at $0.01 per share	200,000	50	1,950

Shares issued for cash at $2.00 per share	10,000	2	19,998

Shares issued for cash at $5.00 per share	10,000	3	49,997

Net loss during the period ended 12/31/04				(72,000)

Balance, December 31, 2004	220,000	55	71,945	(72,000)

Shares issued for asset
at par value per share	40,000,000	10,000

Shares issued in private
placement at $1.00 per share	300,000	75	299,925

Net loss during the period ended 12/31/05				(178,031)

Balance, December 31, 2005	40,520,000	10,130	371,870	(250,031)

Issuance of additional shares to existing
Investor pursuant to an anti dilution
agreement.	300,000	75	(75)

Shares issued in a private
placement at $0.50 per share	2,436,000	609	1,217,391

Shares issued for services at $0.50 a share	1,100,000	275	549,725

Shares issued for prepaid services at $0.50
per share	2,000,000	500	999,500		(1,000,000)

Cancellation of shares	(3,095,000)	(774)

Net loss during the year ended 12/31/06				(2,264,592)

Balance, December 31, 2006	43,261,000	10,815	3,138,411	(2,514,623)	(1,000,000)

Shares issued for acquisition
of icelounge.com, Inc.
	700,000	175	349,825

Net loss during the quarter ended 3/31/07				(344,113)

Balance, March 31, 2007 (unaudited)	43,961,000	10,990	3,488,236	(2,858,736)	(1,000,000)

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

On February 19, 2007 the Company issued 700,000 shares of restricted common stock at $0.50 per share for the acquisition of icelounge.com, Inc.

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

A summary of the status of the Company's stock option plans as of March 31, 2007, and the changes during the years are presented below:

Weighted
Average
	Number of	Exercise
	Shares	Price

Outstanding at January 1, 2007	1,895,000	0.50
Granted January 1, 2007 - March 31, 2007	-	-
Exercised January 1, 2007 - March 31, 2007	-	-
Cancelled January 1, 2007 - March 31, 2007	-	-

Outstanding at March 31, 2007 (unaudited)	$1,895,000	$0.50
Exercisable at March 31, 2007 (unaudited)	$-	$-

The following table summarizes information concerning outstanding and exercisable options at March 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.50	1,495,000	1.5	$0.50	-	$0.50
$0.50	400,000	1.0	$0.50	-	$0.50

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

During the quarter ending March 31, 2007 the Company received several loans totaling $210,000 from Joe Davis, Inc., and it’s affiliates (including Clearvision, a principal stockholder of the Company). The loans are unsecured, interest is prime plus one percent and principal and interest is payable on the earlier of the lenders demand or twelve months from the date of each individual loan.  Total accrued interest at March 31, 2007 is $3,414.

Associated Media Holdings, Inc.
(A Development Stage Company)
Notes to the Financial Statements

Note 10: Operating Lease

On February 28, 2006, the Company entered into a lease agreement to lease office space at 5150 E. Pacific Coast Highway, Suite 300, Long Beach, California, 90804. The term of the lease is for 24 months commencing March 1, 2006 and expires on February 28, 2008. The Company pays $4,708 per month for a 2,354 square foot office, through February 28, 2007 at which point the monthly rent increases to $4,849.24 throughout the remainder of the lease term. Rent expense incurred for the periods ended March 31, 2007 and March 31, 2006 were, $15,348 and $0, respectively.

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

Associated Media Holdings, Inc.
(A Development Stage Company)
Notes to the Financial Statements

Note 12: Subsequent Events

From April 1, 2007 through May 16, 2007 the Company received $90,000 in loans from Joe Davis, Inc. The agreement requires the Company to repay the principal amount and interest which is to accrue at prime plus one percent. The notes are payable upon the earlier of the Lender’s demand or one year from the date of each individual note.

Note 13: Business Combination

As discussed in Note 4, on February 19, 2007, the Company issued 700,000 shares of common stock, and paid $45,000 in cash to acquire the assets of icelounge.com, Inc. The total acquisition value was $395,000, which has been allocated to intangible assets and will be amortized over a period 10 years.

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

Liquidity and Capital Resources

We have funded our operations through $1,590,000 in private placements of our common stock to accredited investors and bridge loans from Joe Davis, Inc., and its affiliates (including Clearvision Inc., one of our principal stockholders) and, to a lesser extent, management. As of March 31, 2007, the principal amount outstanding under the bridge loans was $255,000, of which $210,000 is owed to Joe Davis, Inc. and $45,000 is owed to members of management. The bridge loans bear interest at prime plus one percent and are payable on the earlier of the lenders’ demand or one year from the date of the loan.

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

Date: May 31, 2007	/s/ Darryl Franklin
Name: Darryl Franklin
Title: Principal Executive Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer
Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer
Exhibit 32.1 - Section 1350 Certification by Chief Executive Officer and Principal Financial Officer