Form 10QSB
period 2007-06-30
ASSOCIATED MEDIA HOLDINGS INC
filed 2007-08-20
CIK 1366404

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 2007

Commission file number: 333-139640

Associated Media Holdings, Inc.

(Name of small business issuer as specified in its charter)

NEVADA	201507967
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

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

There were 43,261,000 outstanding shares of the issuer's only class of common equity, Common Stock, on July 31, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ASSOCIATED MEDIA HOLDINGS, INC.
FORM 10-QSB QUARTERLY REPORT
FOR THE QUARTER ENDED MARCH 31, 2007

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Associated Media Holdings, Inc.

(A Development Stage Company)

Financial Statements for the Period Ended

June 30, 2007 and June 30, 2006

Associated Media Holdings, Inc.
(A Development Stage Company)
Balance Sheet
(unaudited)

Assets
June 30,
2007
Current Assets
Cash	$7,947
Accounts Receivable	13,113
Prepaid expenses	6,000
Total Current Assets	27,060

Property & Equipment, net of accumulated depreciation of $22,699	47,581

Other Assets
Deposits	20,000
Intangible assets, net of accumulated amortization of $31,896	390,330
Total Other Assets	410,330

Total Assets	$484,971

Liabilities & Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$431,587
Accrued compensation payable	306,822
Notes Payable	525,000

Total Current Liabilities	1,263,409

Total Liabilities	1,263,409

Commitments

Stockholders’Deficit
Common Stock, $0.00025 par value, 100,000,000 shares
authorized, 43,261,000 shares issued and outstanding	10,990
Additional paid in capital	3,488,236
Prepaid expense (stock related)	(1,000,000)
Accumulated deficit during development stage	(3,277,664)
Total Stockholders’ Deficit	(778,438)

Total Liabilities & Stockholders’ Deficit	$484,971

The accompanying notes are an integral part of these financial statements

Associated Media Holdings, Inc.
(A Development Stage Company )
Statements of Operations
For the quarter ended June 30, 2007 and 2006
(unaudited)

	For the Three Months June 30,		For the Six Months Ended June 30,		June 21, 2004 (Date of Inception) to June 30,
	2007	2006	2007	2006	2007

Revenue	20,335	-	$29,433	-	$71,983

Operating Expenses
Amortization & depreciation	25,513	3,141	40,562	4,046	54,596
Consulting expense	28,369	126,288	71,093	165,963	1,065,859
General and administrative	96,238	88,409	179,218	139,188	545,340
Marketing	1,050	57,940	17,937	70,860	172,741
Professional fees	66,371	15,347	119,887	67,813	395,507
Compensation expense	168,548	137,549	335,738	285,435	1,020,109
Website development	5,000	39,728	13,000	76,456	200,456

Total Operating Expenses	391,089	468,402	777,435	809,761	3,454,608

(Loss) from operations before other
income and (expense)	(370,754)	(468,402)	(748,002)	(809,761)	(3,382,625)

Other Income (Expenses)
Other income	(30,000)	31,300	-	41,300	120,000
Other expense	-	(1,128)	-	(1,128)	-
Interest expense	(9,142)	(2,188)	(12,639)	(2,404)	(12,639)
Total Other Income (Expenses)	(39,142)	27,984	(12,639)	37,768	107,361

Loss before income tax expense	(409,896)	(440,418)	(760,641)	(771,993)	(3,275,264)

Income tax expense	(800)	-	(2,400)	-	(2,400)

Net Income (loss)	(410,696)	(440,418)	(763,041)	(771,993)	(3,277,664)

Basic (Loss) per share	(0.01)	(0.01)	(0.02)	(0.02)

Weighted Average Number of
shares outstanding	43,961,000	41,204,176	43,961,000	40,863,978

The accompanying notes are an integral part of these financial statements

Associated Media Holdings, Inc.
Statements of Stockholders’ Deficit
Development Stage Company
From June 21, 2004 (Date of Inception) through June 30, 2007
	Common Stock		Additional Paid in Capital	Accumulated Deficit During Development Stage	Prepaid Expenses
	Shares	Amount
Balance, June21, 2004, date of incorporation	-	-	-	-	-

Shares issued for cash at $0.01 per share	200,000	50	1,950	-	-

Shares issued for cash at $2.00 per share	10,000	2	19,998	-	-

Shares issued for cash at $5.00 per share	10,000	3	49,997	-	-

Net loss during the period ended December 31, 2004	-	-	-	(72,000)	-

Balance, December 31, 2004	220,000	55	71,945	(72,000)	-

Shares issued for asset at par value per share	40,000,000	10,000	-	-	-

Shares issued in a private placement at $1.00 per share	300,000	75	299,925	-	-

Net loss during the year ended December 31, 2005	-	-	-	-	-

Balance, December 31, 2005	40,520,000	10,130	371,870	(250,031)	-

Issuance of additional shares to existing
Investor pursuant to an anti dilution agreement	300,000	75	(75)	-	-

Shares issued in a private placement at $0.50 per share	2,436,000	609	1,217,391	-	-

Shares issued for service at $0.50 a share	1,100,000	275	549,725	-	-

Shares issued for prepaid services at $0.50 per share	2,000,000	500	999,500	-	(1,000,000)

Cancellation of shares	(3,095,000)	(774)	-	-	-

Net loss during the year ended December 31, 2006	-	-	-	(2,264,592)	-

Balance, December 31, 2006	43,261,000	10,815	3,138,411	(2,514,623)	(1,000,000)

Shares issued for acquisition of the tangible and intangible personal property of icelounge.com, Inc. at $.50 per share	700,000	175	349,825

Net loss during the quarter ended June 30, 2007				(763,041)

Balance, June 30, 2007 (unaudited)	43,961,000	10,990	3,488,236	(3,277,664)	(1,000,000)

     The number of shares issued and outstanding has been restated to give retroactive effect for a reverse stock split effective October 28, 2005 on a one for 100 basis. The par value and additional paid in capital were adjusted during the year ended December 31, 2005 to adjust the par value amount in conformity with the number of shares issued.

The accompanying notes are an integral part of these financial statements

Associated Media Holdings, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the Six Months Ended June 30,		June 21, 2004 (Date of Inception) to
	2007	2006	June 30, 2007
Cash flows (used) in operating activities:
Net loss	(763,041)	(771,993)	(3,277,664)
Changes in non-cash working capital items
related to operations:
Amortization & depreciation	40,552	4,046	54,596
Common stock issued for services	-	-	550,000
Change in Operating Assets and Liabilities
(Increase) Decrease in accounts receivable	6,887	-	(13,113)
(Increase) Decrease in prepaid expense	15,000	33,500	(6,000)
Increase in deposit	-	(20,000)	(20,000)
Increase in accounts payable and accrued
liabilities	166,778	58,012	431,587
Increase in accrued compensation payable	109,771	106,824	306,822
Net cash (used) in operating activities	(424,053)	(589,611)	(1,973,772)

Cash flows (used) in investing activities:
Acquisition of icelounge.com, Inc.intangible assets	(63,000)	-	(63,000)
Purchase of property & equipment	-	(54,923)	(70,281)
Net cash (used) in investing activities	(63,000)	(54,923)	(133,281)

Cash flows provided in financing activities:
Proceeds from issuance of note payable	495,000	225,000	750,000
Repayment of note payable	-	(225,000)	(225,000)
Proceeds from issuance of common stock	-	1,095,000	1,590,000
Net cash provided in financing activities	495,000	1,095,000	2,115,000

Net increase in cash during the year	7,947	450,466	7,947

Cash, beginning of year	-	169,101	-

Cash, at June 30, 2007	7,947	619,567	7,947

Supplementary Disclosure of Cash Flow Information
Cash paid for:
Interest	12,639	2,404
Income Taxes	2,400
Non-cash financing activities:

The accompanying notes are an integral part of these financial statements

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

Associated Media Holdings, Inc.
(A Development Stage Company)
Notes to the Financial Statements

Note 2: Accounting Policies and Procedures - continued

Revenue Recognition: Revenues and the costs of revenues from services are recognized during the period in which the services are provided. The Company applies the Provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition in Financial Statements ("SAB 104"), which provides guidance on the following; recognition, presentation, and disclosure of revenue in financial statements that are filed with the SEC. SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue related to monthly contracted amounts for services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectibility is reasonably assured

Accounts Receivable: Accounts receivable are reported at the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expects to collect will be reported in the results of operations of the year in which those differences are determined, with an offsetting entry to a valuation allowance for accounts receivable. Balances which are still outstanding after management has used reasonable collection efforts will be written off through a charge to the valuation allowance and a credit to accounts receivable. Management periodically reviews accounts receivable balances for uncollectible amounts. In the first quarter we recorded a $30,000 invoice for consulting services to other income and in the second quarter it was reversed and recorded as a debit to other income due to uncollectibility, therefore for the six months ended June 30, 2007 it was a net balance of $0 for other income.

Financial Instruments: The Company believes the carrying amount of cash, accounts receivable and other current assets, accounts payable and accrued expenses approximates fair value due to their short maturity. The Company also believes the carrying amount of the Company’s long term assets and liabilities approximates fair value.

Property & Equipment: Property and equipment as of June 30, 2007 consists of the following and are recorded at cost:

For the Six Months Ended June 30, 2007
(unaudited)

Audio visual equipment	$23,073
Computer equipment	27,789
Furniture & fixtures	19,418

Total Fixed Assets	$70,280
Accumulated Depreciation	(22,699)

Net Fixed Assets	$47,581

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

Maintenance, repairs, and renewals which neither materially add to the value of the equipment nor appreciably prolong its life are charged to expense as incurred. Depreciation charged to operations was $9,874 and $3,546 for the six months ended June 30, 2007 and 2006, respectively.

Intangible Assets - Intangible assets consist of patent and trademark costs. Patent costs are costs incurred to develop and file patent applications. Trademark costs are costs incurred to develop and file trademark applications. If the patents or trademarks are approved, the costs are amortized using the straight-line method over the estimated lives of 7 years for patents and 10 years for trademarks. Amortization expense for the six months ended June 30, 2007 and 2006 totaled $30,688 and $500, respectively. Unsuccessful patent and trademark application costs are expensed at the time the application is denied.
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

Stock Options - Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), "Share-Based Payment" ("SFAS 123R"), using the modified-prospective-transition method. Under this transition method, total compensation cost recognized in 2006 includes compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company estimates the fair value of its option awards granted using the Black-Scholes option-pricing model. The Company records compensation expense for stock options ratably over the option's vesting period. The Company granted a total of 1,895,000 stock options during the year ended December 31, 2006, however, no expense has been recognized since none of the stock options have vested as of June 30, 2006 or 2007.

Associated Media Holdings, Inc.
(A Development Stage Company)
Notes to the Financial Statements

Note 2: Accounting Policies and Procedures - continued

Basic and fully diluted loss per Share of Common Stock - The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements. Outstanding stock options of 1,895,000 and zero were considered but not included in the fully diluted loss per share calculation in 2007 and 2006, respectively, because their inclusion would have been anti-dilutive.

	For the Six Months Ended
	June 30,
	2007		2006
		(unaudited)
Basic Earnings per Share:
Net (loss) (numerator)	(763,041)		(771,993)
Weighted average number of shares
outstanding - basic (denominator)	43,961,000		40,863,978

Per Share Amount	(0.02)		(0.02)

Note 3: Basis of Presentation and Going Concern Uncertainty

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $3,277,664 since inception and has yet to achieve profitable operations. The Company’s continuation as a going concern is dependent on attaining profitable operations, restructuring its financial arrangements, and obtaining additional outside financing. The Company has funded losses from operations in the current year primarily through the issuance of its common stock. The Company anticipates that the issuance of debt and the sale of the Company’s restricted common stock will continue to fund operating losses in the short-term, or until revenues grow to the point where they are sufficient to cover operating costs and expenses, and retire the Company’s debt obligations. The accompanying financial statements do not include any adjustments relating to the recoverability and classifications of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Associated Media Holdings, Inc.
(A Development Stage Company)
Notes to the Financial Statements

Note 4: Intangible Asset

Through the issuance of 40,000,000 restricted common shares valued at $10,000, the Company acquired exclusive license rights to the Intangibles which consist of a website and the Ignition trademarks. Through the issuance of 700,000 restricted common shares valued at $350,000 and $63,000 cash, the Company acquired the Intangibles of icelounge.com, Inc. which consist of a website, databases and proprietary software. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” purchased intangibles with finite lives are amortized and reviewed for impairment on an annual basis, which it completed during the fourth quarters of 2006 and 2005 and no impairment was recognized. The useful lives of the Intangibles have been determined by management based upon the expected use of the asset by the Company which is determined to be 10 years. The Company recognizes amortization of the Intangibles on a monthly basis. As such, amortization expense for the six months ended June 30, 2007 and 2006 is $30,688 and $500, respectively.

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

Deferred tax assets and the valuation allowance as of June 30, 2007 and 2006 are as follows:

	For the Six Months Ended
	June 30,
	2007	2006

Deferred tax asset:
NOL benefit	1,110,845	347,488
Valuation allowance	(1,110,845)	(347,488)

Net deferred tax asset	$0	$0

Associated Media Holdings, Inc.
(A Development Stage Company)
Notes to the Financial Statements

The components of income tax expense are as follows:

	For the Six Months Ended
	June 30,
	2007	2006
Income tax expense (benefit)
Federal	-	-
State	-	-
Change in Deferred tax asset	763,357	262,477
Valuation allowance	(763,357)	(262,477)

Total Income tax expense (benefit)	$0	$0

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Code are met. These losses are as follows:

		Expiration
Year of Loss	Amount	Date

2006	$1,686,267	2026

Note 6: Accrued Compensation

The Company has several employment agreements with its officers and directors. Until the Company has sufficient funds to satisfy the outstanding debt, the Company will continue to accrue unpaid compensation on a quarterly basis. As of June 30, 2007 and 2006, the accrued compensation balance was $306,822 and $178,490 respectively.

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

On August 14, 2006, Joe Davis, a shareholder of the company, returned 3,095,000 shares of common stock to the company. The certificate numbers for these shares of stock were cancelled to be issued to other shareholders with different certificate numbers.

Associated Media Holdings, Inc.
(A Development Stage Company)
Notes to the Financial Statements
Note 7: Stockholders’ Equity - continued

On February 19, 2007 the Company issued 700,000 shares of restricted common stock at $0.50 per share for the acquisition of the Intangible assets of icelounge.com, Inc.

Note 8: Stock Options: Under the terms of the 2006 Equity Compensation Plan incentive stock options, non-qualified stock options and other stock based awards may be granted to employees, non-employees, directors, consultants and advisors to purchases up to an aggregate of 4,000,0000 shares of the Company’s common stock. As of December 31, 2006 there were 1,895,000 shares outstanding under this plan at an exercise rate of $0.50 a share. 1,495,000 outstanding shares were issued to Directors and Advisors of the Company pursuant to contracts and are vested in equal parts over three years. 400,000 outstanding shares were issued to key employees and consultants and are vested in one year of issuance.

Associated Media Holdings, Inc.
(A Development Stage Company)
Notes to the Financial Statements

A summary of the status of the Company's stock option plans as of June 30, 2007 and 2006, and the changes during the years are presented below:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding at July 1, 2006	-	-
Options granted - 2006	1,895,000	0.5
Options granted - 2007	40,000
Options exercised - 2006/2007	-	-
Options cancelled - 2006/2007	-	-

Outstanding at June 30, 2007	$1,935,000	$0.50
Exercisable at June 30, 2007	$-	$-

The following table summarizes information concerning outstanding and exercisable options at June 30, 2007:

Options Outstanding			Options Exercisable
Number Outstanding	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

1,495,000	2.5	$0.50	-	$0.50
400,000	2.5	$0.50	-	$0.50
40,000	2.5	$0.50	-	$0.50

Associated Media Holdings, Inc.
(A Development Stage Company)
Notes to the Financial Statements

Note 9: Related Party Transactions

On December 1, 2005, the Company entered into a consulting agreement with Clearvision, Inc., whose president is a shareholder of the Company. Clearvision, Inc. is to provide marketing and business consulting for a term of twelve months commencing on December 1, 2005. The fees associated with this agreement total $30,000. As of June 30, 2007 and June 30, 2006, the total prepaid amount associated with this consulting agreement is $0 and $12,500, respectively.

On October 16, 2006 the Company entered into another consulting agreement with Clearvision, Inc. Clearvision, Inc. was issued 2,000,0000 shares of stock in exchange for Clearvision’s agreement to (i) develop and identify at least one celebrity spokesperson who will make appearances on the Company’s behalf; (ii) develop strategic alliances with business and industry partners behalf of the Company to enhance or further advance the Company’s business; and (iii) develop marketing strategies, techniques, methods, procedures and materials as needed for continued advancement of the Company’s corporate mission statement. Specifically, the consulting agreement requires Clearvison to produce for the Company the following media: television news spotlights, video news releases, a corporate video, a tradeshow loop presentation, internet streaming video, a newspaper feature, and a radio news release. The agreement includes Clearvision’s guarantee of significant media placement of the foregoing productions on major media networks in many of the top markets. In light of the significant compensation being paid by the Company to Clearvision, Clearvision will be responsible for compensating directly any celebrity spokesperson retained on the Company’s behalf. and to provide business consulting and media related services in relation to Company’s launch of its fundraising campaign. As of June 30, 2007 and June 30, 2006 the total prepaid amount associated with this consulting agreement is $1,000,000 and $0 respectively.

On December 22, 2006 the Company received a $10,000 loan from each of their officers, Darryl Franklin, William Nosal and Raymond Ibe. The agreement requires the Company to repay the principal amount and interest which is to accrue at prime plus one percent. The due date of the loans are the earlier of Lender’s demand or December 22, 2007 or January 10, 2008.

During the quarter ending March 31, 2007 the Company received several loans totaling $210,000 from Joe Davis, Inc., whose president and owner is a shareholder of the Company. The loans are unsecured, interest is prime plus one percent, and principal and interest is payable on the earlier of the Lender’s demand of twelve months from the date of each individual loan.

Associated Media Holdings, Inc.
(A Development Stage Company)
Notes to the Financial Statements

Note 10: Operating Lease

On February 28, 2006, the Company entered into a lease agreement to lease office space at 5150 E. Pacific Coast Highway, Suite 300, Long Beach, California, 90804. The term of the lease is for 24 months commencing March 1, 2006 and expires on February 28, 2008. The Company pays $4,708 per month for a 2,354 square foot office, through February 28, 2007 at which point the monthly rent increases to $4,849.24 throughout the remainder of the lease term. Rent expense incurred for the six months ended June 30, 2007 and June 30, 2006 were, $37,745 and $25,159, respectively. Rent expense is included in General and Administrative Expenses on the Statement of Operations.

Total Lease Commitments:		June 30,
	Year	2007
	2007	29,095
	2008	9,698
	2009	-
	2010	-
	2011	-
Thereafter		-

Total		$38,793.00

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

Associated Media Holdings, Inc.
(A Development Stage Company)
Notes to the Financial Statements

Note 11: New Technical Pronouncements - continued

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB No. 115”, whose purpose is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting caused my measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective for Fiscal Years beginning after November 15, 2007.

Note 12: Subsequent Events

From July 1, 2007 through August 15, 2007 the Company received $12,000 in loans from Joe Davis, Inc. The agreement requires the Company to repay the principal amount and interest which is to accrue at prime plus one percent. The notes are payable upon the earlier of the Lender’s demand or one year from the date of each individual note.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements made in this Report on Form 10-QSB, including without limitation this Management's Discussion and Analysis of Financial Condition and Operations, other than statements of historical information, are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may sometimes be identified by such words as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. We believe that it is important to communicate our future expectations to investors. However, these forward-looking statements involve many risks and uncertainties. Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors. We are under no duty to update any of the forward-looking statements after the date of this Report on Form 10-QSB to conform these statements to actual results.

Projections and forward-looking statements

This Report contains “forward-looking statements.” All statements contained in this Report that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “expect,” “estimate,” “plan,” “will,” and similar expressions are generally intended to identify forward-looking statements. Given the early stage of our Company, most of the statements made herein are forward-looking. All forward-looking statements (including statements regarding future financial and operating results) involve risks, uncertainties and contingencies, including the risks described herein, which may cause actual results, performance, or achievements to differ materially from anticipated results, performance, or achievements. Except as may be required by applicable law, we are under no obligation to (and expressly disclaim any such obligation to) update or alter forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a development stage company that launched to consumers in April 2006 and since then have been offering media content and personalization products for mobile phones, smart phones, personal digital assistants (PDA’s) and other handheld wireless devices under the brand name Ignition through our online store and social networking websites located at www.ignition.tv (the “Ignition Website”). Since inception, we have had only nominal revenues. Our auditors have raised substantial doubt about our ability to continue as a going concern due to recurring losses from operations. In light of the lack of capital needed to support our overhead and operations, management, in addition to seeking capital for our existing business, is exploring strategic options for the Company, including a sale of assets or merger with another company.

Our business model is to distribute our content through wireless carriers in North America and content aggregators (wholesalers, who in turn have relationships with carriers). Earlier this year, we started to offer business-to-business mobile marketing consulting and related services to some of the companies that license content to us, as well as other potential clients. As part of those services, we advise our clients on how mobile services and technology can assist them in their marketing, advertising and promotional activities and, in some cases, we provide mobile services, such as text messaging capabilities, as part of their marketing, advertising and promotional activities.

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

Our mobile content is sold for a download fee. The download fee model is based on a single fee per downloaded content or bundle of content. Download fees are assessed on a per download basis for each item of content downloaded to a consumer’s wireless handset. Some of the download features will have expirations based on time. Our business model also contemplates earning revenue from paid advertising based on page views on the community pages of the Ignition Website.

In addition, we have worked with the companies from whom we have licensed branded content to create co-branded promotions and services, some of which have been for free to the brand and consumer and some of which have generated revenue from the relevant brand. We believe that companies with action sports related brands are only now recognizing the potential impact that mobile functionality can have on their marketing activities. There is an education process involved in the selling of our services and distribution potential, and relationships historically have started with one or more small (in both revenue and scale) test promotions. A further challenge to establishing and growing those relationships is that mobile marketing remains a relatively new channel for these companies and they generally do not have significant budgets allocated to it. We believe that, as a relationship progresses, mobile marketing will be included in marketing budget planning, however that is a process that takes place over time. In addition to that challenge, we have discovered through the programs we have undertaken certain issues with the underlying technology we use to deliver the mobile marketing services. Those issues have necessitated some scaling back of sales activities of those services while we continue to investigate robustness of service and possible alternative providers with better options. These issues are not unique to us and the operation of our business but require resolution to ensure both the confidence of us and our potential clients that the services we offer deliver what is bargained for. Based on our experience and knowledge thorough investigation of alternative provider options is an absolute necessity which takes time and effort to avoid merely moving from one set of issues to another. The Company operates a number of community websites located at each of “ignitionsurf.com,” “ignitionmx.com,” “ignitionsnow.com,” and “ignitionbmx.com.” Users of those sites register and can upload videos and photographs and can interact with other members. Revenue from these community websites is generated through advertising.

Outlook

Our single biggest and most immediate challenge has been the shortage of operating capital. At this point of operations, that challenge overshadows any and all others. Management has devoted significant time and energy since its last private placement in the second quarter of 2006 to seeking additional operating capital from a number of qualified investors, but to date those discussions have not resulted in any binding agreements. We have continued to operate by way of cutting costs and scaling back discretionary spending. That cost cutting has reached the point where the continuation of day-to-day business has been seriously curtailed. Employees have resigned and the employee directors are conducting business assisted by ad hoc consultants on an as needed basis. The shortage of operating capital is seriously affecting all areas of the business and as of the filing of this Report we have less than one month of operating capital on hand based on the current scaled-down operations. We will not be able to meet management payroll. Those circumstances make the task of trying to raise additional capital even more difficult. As of the filing of this Report, it is not likely that additional funding will be raised before cash on hand is exhausted. Accordingly, management and the Board are considering other strategic alternatives, including a sale of assets or merger with another company.

Our management team has at various times deferred salary (which has been accrued as a liability on our balance sheet) and has previously made loans to the Company. Joe Davis, Inc., an affiliate of Clearvision International, Inc., our largest shareholder, and affiliates of Joe Davis, Inc., have made additional unsecured bridge loans. The Company has also delayed paying creditors in an effort to preserve our limited resources. Those efforts have not resulted in the Company to being able to meet payment obligations without the infusion of further capital. If we do not succeed in raising more capital, we will be required to cease operations and see strategic alternatives, since we currently cannot sustain operations from current income.

In summary, we believe that any ability to operate the business and grow revenues is contingent upon raising additional capital to conduct business activities. Notwithstanding any optimism management may have about the desirability of our content, the growth of distribution opportunities, the market for the business-to-business mobile marketing consulting and services, and the development of new verticals and areas of business, without additional capital we cannot sustain our business with internally generated cash flow and/or profitability.

Liquidity and Capital Resources

We have funded our operations through $1,590,000 in private placements of our common stock to accredited investors and bridge loans from Joe Davis, Inc., and its affiliates (including Joe Davis personally and Clearvision Inc., one of our principal stockholders) and, to a lesser extent, management. As of June 30, 2007, the principal amount outstanding under the bridge loans was $525,000, of which $465,000 is owed to Joe Davis, Inc, $15,000 is owed to an individual investor and, $45,000 is owed to members of management. The bridge loans bear interest at prime plus one percent and are payable on the earlier of the lenders’ demand or one year from the date of the loan.

As of June 30, 2007, we had nominal cash. Our operating expenses are currently approximately $218,153 per month, although we cannot satisfy those expenses based on our current cash balances. We believe we can satisfy our current cash requirements only through raising additional funds and using shares of our common stock, where appropriate, in exchange for services.

At the date of this Report, we are continuing to incur losses. We used capital of approximately $410,696 during the three-month period ended June 30, 2007 to fund operations. Without further infusions of operating capital, cash on hand will be exhausted by the end of August 2007.

We do not have any material commitments for capital expenditures as of June 30, 2007.

Management is exploring all options for preservation of shareholder value in the Company, including a sale of assets or merger with another company.

Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

Results of Operations

We had revenues of $20,355 for the three-month period ended June 30, 2007. This compares to no revenues in the same quarter of 2006, which was our first quarter of post-launch operations.

Our net losses during the three-month period ended June 30, 2007 were $410,996, or $ (0.1) per common share, compared to a net loss of $440,418 or $ (0.1) per common share during the three-month period ended June 30 2006.

Cost of revenues for the three-month period ended June 30, 2007 were $387,291 compared to cost of revenues for the three-month period ended June 30, 2006 of $486,402. Direct costs of revenues were primarily overhead and salaries, and, to a lesser extent, technology expenses, design costs and limited promotional and marketing expenditures. In addition, we incurred and continue to incur significant professional fees and expenses associated with becoming and maintaining being a publicly reporting company. Royalty costs to owners of content licensed to us average twenty percent of net receipts derived from the sale of that content.

As of June 30, 2007, we had three employees, who also remain as directors. We also engage a number of consultants and outside contractors.

As of June 30, 2007, we had an accumulated deficit of $(3,277,664) and working capital deficit of $(1,236,346).

Off- Balance Sheet Arrangements

The Company did not have any off -balance sheet arrangements as of the fiscal period ended June 30, 2007.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007, that have materially affected, or are likely to materially effect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no option grants or unregistered sales of equity securities by the Company during the quarter ended June 30, 2007.

ITEM 5.     EXHIBITS

The exhibits to this form are listed in the attached Exhibit Index.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Darryl Franklin
Date: August 20, 2007	Name: Darryl Franklin
Title: Principal Executive Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer
Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer
Exhibit 32.1 - Section 1350 Certification by Chief Executive Officer and Principal Financial Officer