Form 10-K
period 2007-12-31
ASSOCIATED MEDIA HOLDINGS INC
filed 2010-02-08
CIK 1366404

ASSOCIATED MEDIA HOLDINGS INC





FORM 10-K
(Annual Report)


Filed 02/08/10 for the Period Ending 12/31/07



	Address		6100 Neil Road, Suite 500
			Reno, NV 89511, USA

	Telephone	1-888-777-8777

	CIK		0001366404

	Symbol		ASMH

	SIC Code	4812 - Radiotelephone Communications

	Fiscal Year	12/31









UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended
December 31, 2007.

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to ___________

Commission File Number : 333-139640

ASSOCIATED MEDIA HOLDINGS INC
(formerly El Tigre Development Corp.)
(Exact name of registrant as specified in its charter)

	NEVADA					  201507967
(State or other jurisdiction			(IRS Employer
of incorporation or organization)	     Identification No.)

6100 Neil Road, Suite 500, Reno, NV 89511
(Address of principal executive offices, including zip code)

1-888-777-8777
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00025 par value

Indicate by check mark if the registrant is a well-known
seasoned issuer, as defined in Rule 405 of the Securities
Act. Yes (  )   No ( X )




Indicate by check mark if the registrant is not required to
file reports pursuant to Section 13 or Section 15(d) of the
Act.  Yes (   )  No ( X )

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes (  )  No ( X )

Indicate by check mark whether the registrant has submitted
electronically and posted on its corporate Web site, if
any, every Interactive Data File required to be submitted
and posted pursuant to Rule 405 of Regulation S-T ( 232.405
of this chapter ) during the preceding 12 months (or for
such shorter period that the registrant was required
to submit and post such files).  Yes (   )   No (   )

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a not-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange
Act.

Large accelerated filer  (  ) 	Accelerated filer (  )

Non-accelerated filer (  )	Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell
company (as defined in Rule 12b-2 of the Act).
Yes (  )   No ( X )

At November 30, 2009, the Company had outstanding of
43,961,000 shares of Common Stock, $0.00025 par value per share.


    ASSOCIATED MEDIA HOLDINGS INC
FORM 10-K
For the Fiscal Year Ended December 31, 2007
TABLE OF CONTENTS

PART I									Page
Item 1	Business							1-2
Item 1A	Risk Factors							3
Item 1B	Unresolved Staff Comments					3
Item 2	Properties							3
Item 3	Legal Proceedings						3
Item 4	Submission of Matters to a Vote of				3
	Security Holders

PART II
Item 5	Market for Registrant's Common Equity, Related
	Stockholder Matters and Issuer Purchases of
	Equity Securities						4-5
Item 6	Selected Financial Data						5
Item 7	Management's Discussion and Analysis of Financial
	Condition and Results of Operations				6-7
Item 7A	Quantitative and Qualitative Disclosures About
	Market Risk							7
Item 8	Financial Statements and Supplementary Data			7-20
Item 9	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure				21
Item 9A	Controls and Procedures						21-22
Item 9B	Other Information						22

PART III
Item 10	Directors, Executive Officers and Corporate Governance		22-23
Item 11	Executive Compensation						23
Item 12 Security Ownership of Certain Beneficial Owners and
	Management and Related Stockholder Matters			23-24
Item 13	Certain Relationships and Related Transactions, and
	Director Independence						24
Item 14	Principal Accounting Fees and Services				24

PART IV
Item 15	Exhibits and							25
	Signatures





   PART I

   This Annual Report on Form 10-K contains forward-looking statements that have been made pursuant to the provisions of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private
Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from historical results or from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under "Business," "Management's Discussion and Analysis of
Financial Condition and Results of Operations" and in other sections of this Form 10-K. Words such as "may," "will,"
"should," "could," "expect," "plan," "anticipate,"
"believe," "estimate," "predict," "potential," "continue" or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Annual Report on Form 10-K. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations.
   Readers should carefully review and consider the various disclosures made by us in this Report, set forth in detail in Part I, under the heading "Risk Factors," as well as those additional risks described in other documents we file from time to time with the Securities and Exchange
Commission, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.


Item 1. Description of Business

Associated Media Holdings Inc (formerly El Tigre
Development Corporation) (hereinafter, the "Company") was incorporated under the laws of the state of Nevada on June
21, 2004.

On October 21, 2005, the Company changed its name to Associated Media Holdings Inc to further develop and promote the Ignition Website and Trademarks (hereinafter, the "Intangibles") which focus on multi content for mobile and portable cellular devices. On this same day, the board of directors approved an increase in the authorized number of common shares of the Company from 25,000,000 to 100,000,000 and changed its par value from $0.001 to $0.00025. This change is reflected in these financial statements.

The Company has yet to fully develop any material income from its stated primary objective and it is classified as a development stage company. All income, expenses, cash flows and stock transactions are reported since the beginning of development stage.

The Company is in the development stage under the new management at the end of 2009. The Company was inactive since October 2007. The Company has incurred losses of $994,584 during the year ended December 31, 2007 and have accumulated deficit of $4,512,764 as at December 31, 2007.
In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms, if at all. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern.


Item 1A. Risk Factors

As the Company has no recent operating history or revenue under the new management, there is a risk that we will be unable to continue as a going concern and consummate a business combination. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination.
This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

FUTURE SUCCESS IS HIGHLY DEPENDENT ON THE ABILITY OF
MANAGEMENT TO LOCATE AND ATTRACT A SUITABLE ACQUISITION.

Item 1B.  Unresolved Staff Comments

Not available.

Item 2.  Properties

The Company neither rents nor owns any properties. The
Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings

Not available.

Item 4.  Submission of Matters to a Vote of Security
Holders

None






PART II

Item 5.  Market for Registrant's Common Equity, Related
Stockholder Matters and Issuer Purchases of Equity
Securities
The Company's Common Stock is presently quoted on the "Pink Sheets" under the symbol "ASMH".
As of November 30, 2009, the Company had approximately
111 shareholders on record of its common stock. The
Company has not paid cash dividends on its common stock.
The Company anticipates that for the foreseeable future any earnings will be retained for use in its business, and no cash dividends will be paid on the common stock.
Declaration of common stock dividends will remain within the discretion of the Company's Board of Directors and will depend upon the Company's growth, profitability, financial condition and other relevant factors.
The table below reflects the high and low "bid" and "ask" quotations for the Company's Common Stock for each of the calendar years covered by this report, as reported by the National Association of Securities Dealers Over the
Counter Bulletin Board National Quotation System. The prices reflect inter-dealer prices, without retail mark-up, markdown or commission and do not necessarily represent actual transactions.

2007				High			Low

3rd Quarter			0.55			0.10
4th Quarter			0.29			0.003

There are no quotes during the first and second quarters of 2007 and no quotes for 2006.

The Transfer Agent for the Company's Common Stock is
Holladay Stock Transfer, Inc., located at 2939 N 67th Place,
Scottsdale, AZ 85251, USA.



Section 15(g) of the Securities Exchange Act of 1934:
The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding
$200,000 or $300,000 jointly with their spouses). For transactions covered by this Section 15(g), the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale.
Consequently, Section 15(g) may affect the ability of broker/dealers to sell the Company's securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities.
These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing;
terms important to an understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customer's rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators
Association, for information on the disciplinary history of broker/dealers and their associated persons.

Item 6. Selected Financial Data.

Not applicable

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto and the other financial information included elsewhere in this report.
Certain statements contained in this report, including, without limitation, statements containing the words
"believes," "anticipates," "expects" and words of similar import, constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of
1995. Such forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including our ability to create, sustain, manage or forecast our growth; our ability to attract and retain key personnel; changes in our business strategy or development plans; competition; business disruptions; adverse publicity; and international, national and local general economic and market conditions.

Overview

The Company does not currently engage in any business activities that provide significant cash flow. The
Company is currently in the development stage.

Results of Operations for the year ended December 31, 2007.

Revenue. There was $53,396 revenue for the year ended
December 31, 2007 as compared to $42,550 for the year ended
December 31, 2006.

Operating Expenses. For the year ended December 31, 2007, the company has total operating expenses of $1,047,980 as compared to $3,430,699 for the year ended December 31, 2006.

Net Loss. The net loss for the year ended December 31, 2007 was $994,584 as compared to $3,268,149 for the year ended
December 31, 2006.

Liquidity and Financial Resources

The Company remains in the development stage under the new management. Operations were financed through proceeds from sales and the issuance of equity and loans from directors.



The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2007, we have been unsuccessful in our efforts to raise additional capital to meet our plan of operation. At the present time, and over the next twelve months, our primary focus will be to explore various methods for raising additional funds and seeking profitable ventures.

Item 7A. Quantitative and Qualitative Disclosures About
Market Risk.

The Company does not hold any derivatives or investments that are subject to market risks. The carrying values of any financial instruments, approximate fair value as of those dates because of relatively short-term maturity of these instruments which eliminates any potential market risk associated with such instruments.
Item 8.  Financial Statements and Supplementary Data

Associated Media Holdings Inc

Index to Financial Statements

Contents						Pages

Balance Sheets 						  8

Statements of Operations 				  9

Statements of Stockholders' Equity 		  	10-11

Statements of Cash Flows 			       	12

Notes to Financial Statements  			  	13-20






Associated Media Holdings, Inc.
(Formerly El Tigre Development Corp.)
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)
Unaudited

							As at 		As at
							Dec 31,		Dec 31,
							 2007 		 2006

Assets

 Current Assets
   Cash                 				  174              -
   Accounts receivable              			   -           20,000
   Prepaid expenses             			   -           21,000
							_______________________
 Total current assets          				  174          41,000

Property & Equipment,
 net of accumulated depreciation of $32,562            36,719          57,446

Other Assets
  Deposits                   				   -           20,000
  Intangible assets,
  net of accumulated amortization of $78,163          344,837           8,018
						      _______________________
Total assets       				      381,730         126,464
						      _______________________

Liabilities And Stockholders' Equity (Deficiency)

 Current Liabilities
  Accounts payable and accrued liabilities            858,268         465,418
						      _______________________
 Total current liabilities      		      858,268         465,418

 Long Term Liabilities
  Notes payable       				      537,000          30,000
						      _______________________
Total liabilities     				    1,395,268         495,418
						      _______________________

Stockholders' Equity (Deficiency)
 Common stock, $0.00025 par value
  Authorized 100,000,000 shares
  Issued and outstanding, 43,961,000 and 43,261,000
   shares respectively                                 10,990         10,815
 Additional paid-in capital    			    3,488,236      3,138,411
 Accumulated deficit     			   (4,512,764)    (3,518,180)
						    ________________________
Total stockholders' equity (deficiency)            (1,013,538)      (368,954)
						   ________________________
Total liabilities and stockholders' equity
(deficiency)       				      381,730        126,464
						   ________________________




The accompanying notes are an integral part of these financial statements



Associated Media Holdings, Inc.
(Formerly El Tigre Development Corp.)
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
Unaudited

								  Cumulative
								  during the
								  development
								    stage
						Year ended     (June 21, 2004
						 Dec 31,           to Dec 31,
					     2007       2006         2007)

Revenue         			  53,396      42,550          95,946

Operating Expenses
  Amortization and depreciation      	 103,327      13,945         117,480
  Consulting expense     		  71,093   1,911,357       2,065,750
  General and administrative    	 277,352     344,080         647,021
  Marketing       			  17,937     149,907         172,741
  Professional fees                      119,887     221,250         395,507
  Compensation expense    	         445,384     602,704       1,129,755
  Website development      		  13,000     187,456         200,456
					_____________________________________
Total operating expenses               1,047,980   3,430,699       4,728,710

Operating loss                          (994,584) (3,388,149)     (4,632,764)

Other income                	              -      120,000         120,000
					_____________________________________
Net loss    				(994,584) (3,268,149)     (4,512,764)
					_____________________________________


Net loss per common share
 - Basic and diluted                       (0.02)      (0.08)

Weighted average number of
common shares outstanding              43,888,123   41,986,362




The accompanying notes are an integral part of these financial statements




Associated Media Holdings, Inc.
(Formerly El Tigre Development Corp.)
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)
Unaudited

					        Deferred	     Total
				    Additional  Stock-            Stockholders'
           	     Common Stock   Paid-in     Based    Accum.    Equity
		   Shares    Amount  Capital Compensation Deficit (Deficiency)

Bal, June 21,
2004                 -         -           -         -        -            -
Shares issued
for cash at
$0.01 per share   200,000      50       1,950                           2,000
Shares issued
for cash at
$2.00 per share    10,000       2      19,998                          20,000
Shares issued
for cash at
$5.00 per share    10,000       3      49,997                          50,000
Net loss for
the year                                                     (72,000) (72,000)
		______________________________________________________________
Bal, Dec 31
2004    	  220,000      55      71,945        -       (72,000)      -
Shares issued
for asset at par
value per share 40,000,000  10,000          -                          10,000
Shares issued
in a private
placement at
$1.00 per share    300,000      75     299,925                        300,000
Net loss for
the year     			   		            (178,031)(178,031)
		  ____________________________________________________________
Bal, Dec 31
2005            40,520,000  10,130     371,870       -      (250,031) 131,969
Issuance of
additional shares
to existing
investor pursuant
to an anti dilution
agreement          300,000      75         (75)                            -
Shares issued
in a private
placement at
$0.50 per share  2,436,000     609   1,217,391                      1,218,000
Shares issued
for service at
$0.50 per share  1,100,000     275     549,725                        550,000
Shares issued
for prepaid
services at
$0.50 per share  2,000,000     500     999,500 (1,000,000)                 -
Cancellation
of shares       (3,095,000)   (774)                                      (774)
Amortization of
stock based
compensation                                    1,000,000           1,000,000
Net loss for
the year                                                (3,268,149)(3,268,149)
		  ____________________________________________________________
Bal, Dec 31
2006              43,261,000 10,815   3,138,411       - (3,518,180)  (368,954)
Shares issued
for acquisition of
the tangible
personal property
of Icelounge.com,
Inc. at
$0.50 per share      700,000    175     349,825                       350,000
Net loss for
the year                                                  (994,584)  (994,584)
		  ____________________________________________________________
Bal, Dec 31
2007              43,961,000 10,990   3,488,236       -  (4,512,764)(1,013,538)




The number of shares issued and outstanding has been restated to give retroactive effect for a reverse stock split effective October 28, 2005 on a one for 100 basis. The par value and additional paid-in capital were adjusted during the year ended December 31, 2005 to adjust the par value amount in conformity with the number of shares issued.


The accompanying notes are an integral part of these financial statements





Associated Media Holdings, Inc.
(Formerly El Tigre Development Corp.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
Unaudited

								   Cumulative
								   during the
								   development
								     stage
						Year ended       (June 21, 2004
						  Dec 31,          to Dec 31,
					     2007        2006          2007)

Cash Flows (Used In) Provided By:

Operating Activities
  Net loss				 (994,584)   (3,268,149)    (4,512,764)
Changes in non-cash working capital
items related to operations:
  Amortization and depreciation           103,327        13,945        117,371
  Common stock issued for service              -      1,550,000      1,550,000
Changes in operating assets and
liabilities
  Accounts receivable                      20,000       (20,000)            -
  Prepaid expenses                         21,000        25,000             -
  Increase in deposit                      20,000       (20,000)            -
  Accounts payable and accrued
  liabilities  				  582,483       246,999        860,849
  Accrued compensation payable           (197,052)      125,386             -
					_____________________________________
Net cash used in operating
activities     			         (444,826)   (1,346,819)    (1,984,544)

Investing Activities
  Acquisition of Icelounge.com, Inc.
  intangible assets                      (413,000)           -        (423,000)
  Purchase of property and equipment        1,000       (70,282)       (69,282)
					_____________________________________
Net cash used in investing activities    (412,000)      (70,282)      (492,282)

Financing Activities
  Proceeds from issuance of note
  payable    				  507,000       255,000        762,000
  Repayment of note payable                    -       (225,000)      (225,000)
  Proceeds from issuance of
  common stock 			          350,000     1,218,000      1,940,000
				         _____________________________________
Net cash provided by financing
activities   			          857,000     1,248,000      2,477,000
					 _____________________________________

Increase/(Decrease) in Cash                   174      (169,101)           174

Cash, beginning                                -        169,101             -

Cash, ending                                  174            -             174





The accompanying notes are an integral part of these financial statements





ASSOCIATED MEDIA HOLDINGS INC
(Formerly : El Tigre Development Corp.)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007
(Expressed in US Dollars)
Unaudited

Note 1. General Organization and Business

Associated Media Holdings Inc (formerly El Tigre
Development Corporation) (hereinafter, the "Company") was incorporated under the laws of the state of Nevada on June
21, 2004.

On October 21, 2005, the Company changed its name to Associated Media Holdings Inc to further develop and promote the Ignition Website and Trademarks (hereinafter, the "Intangibles") which focus on multi content for mobile and portable cellular devices. On this same day, the board of directors approved an increase in the authorized number of common shares of the Company from 25,000,000 to 100,000,000 and changed its par value from $0.001 to $0.00025. This change is reflected in these financial statements.

The Company has yet to fully develop any material income from its stated primary objective and it is classified as a development stage company. All income, expenses, cash flows and stock transactions are reported since the beginning of development stage.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At
December 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $4,512,764 since inception and expects to incur further losses in the development of its business, of which cast substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon future profitable operations and/or the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has obtained additional funds by related party's advances; however, there is no assurance that this additional funding is adequate and further funding may be necessary.

Note 2.  Significant Accounting Policies

These financial statements have been prepared in accordance with generally accepted accounting principles in the United
States of America and are stated in US dollars. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.
Actual results may differ from these estimates.

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

(a)	Development Stage Company

The Company is a development stage company. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception has been considered as part of the Company's development stage activities.

(b)	Financial Instruments

The carrying values of cash, accounts receivable, accounts payable, promissory notes payable and due to related parties approximate fair value because of the short-term nature of these instruments. Management is of the opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

(c)	Stock Issued in Exchange for Services

The valuation of common stock issued in exchange for services is valued at an estimated fair market value as determined by officers and directors of the Company based upon other sales and issuances of the Company's common stock within the same general time period.

(d)	Stock-based Compensation

FASB ASC (Accounting Standards Codification) 718 "Stock
Compensation" requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. FASB ASC 718 "Stock
Compensation" also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. For small business filers, FASB ASC 718 "Stock Compensation" is effective for interim or annual periods beginning after December 15, 2005. The Company adopted the guidance in FASB
ASC 718 "Stock Compensation" on October 1, 2007.

(e)	Foreign Currency Translation

The Company translates foreign currency transactions and balances to its reporting currency, United States Dollars, in accordance with ASC 830, "Foreign Currency Matters".
Monetary assets and liabilities are translated into the functional currency at the exchange rate in effect at the end of the relevant reporting period. Non-monetary assets and liabilities are translated at the exchange rate prevailing when the assets were acquired or the liabilities assumed. Revenue and expenses are translated at the rate approximating the rate of exchange on the transaction date.
All exchange gains and losses are included in the determination of net income (loss) for the year.




(f)	Basic and Diluted Loss Per Share

The Company presents of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during the year.
Diluted EPS gives effect to all dilative potential common shares outstanding during the year including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted
EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilative potential common shares if their effect is anti dilative.

(g)	Income Taxes

The Company uses the assets and liability method of accounting for income taxes pursuant to SFAS No. 109
"Accounting of Income Taxes". Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

(h)	Recently Issued Accounting Pronouncements

On June 30, 2009, the Financial Accounting Standards Board
(FASB) issued FASB Statement No. 168, The FASB Accounting Standards Codification(tm) and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162. On the effective date of this statement, FASB Accounting Standards Codification(tm) (ASC) becomes the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission
(SEC). At that time, FASB ASC will supersede all then-



existing, non-SEC accounting and reporting standards for nongovernmental entities. Once effective, all other non-grandfathered, non-SEC accounting literature not included in FASB ASC will become no authoritative.
Under ASC 815, the Company discloses derivative instruments and hedging activities, which requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 815 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows.

Under ASC 805, "Business Combinations", the Company uses the acquisition method of accounting for all business combinations and for an acquirer to be identified for each business combination. Under ASC 805, the Company is also required to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in ASC
805. In addition, acquisition costs and restructuring costs that the acquirer expected but was not obligated to incur to be recognized separately from the business combination, therefore, expensed instead of part of the purchase price allocation. ASC 805 will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited.
The Company follows ASC 825-10 in measuring the fair value of options for financial assets and liabilities. The
Company is permitted to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. ASC 825-
10 is effective for fiscal years beginning after November
15, 2007. Early adoption is permitted as of the beginning



of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of ASC 825-10, Fair Value Measurements.

Note 3. Share Capital

Amend the Company's authorized share capital.

On October 21, 2005, the authorized shares capital was increased as follows:

Authorized common stock consists of 100,000,000 shares having a par value of $0.00025 per share.

Note 4. Income Taxes

The Company uses the assets and liability method of accounting for income taxes pursuant to SFAS No. 109
"Accounting of Income Taxes". Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Note 5. Property and Equipment

Property and equipment as of December 31, 2007 consists of the following and are recorded at cost:

Audio visual equipment				$    	23,073
Computer equipment				     	26,790
Furniture and fixtures					19,418
						   ___________
Total Fixed Assets				$	69,281
Accumulated Depreciation		               (32,562)
						   ___________
Net Fixed Assets				$	36,719
					           ___________


Provision for depreciation of equipment is computed on the



straight-line method for financial reporting purposes and is based upon the following estimated useful lives:

Audio visual equipment			3 years
Computer equipment			3 years
Furniture and fixtures			7 years

Maintenance, repairs, and renewals which neither materially add to the value of the equipment nor appreciably prolong its life are charged to expense as incurred. Depreciation charged to operations was $19,727 and $12,627 for the year ended December 31, 2007 and 2006.

Note 6. Intangible Assets

Intangible assets consist of patent and trademark costs.
Patent costs are costs incurred to develop and file patent application. Trademark costs are costs incurred to develop and file trademark applications. If the patents or trademarks are approved, the costs are amortized using the straight-line method over the estimated lives of 7 years for patents and 10 years for trademarks. Amortization expense for the year ended December 31, 2007 and 2006 totaled $76,955 and $1,982 respectively. Unsuccessful patent and trademark application costs are expense at the time the application is denied.

Through the issuance of 40,000,000 restricted common shares valued at $10,000, the Company acquired exclusive license rights to the Intangibles which consist of a website and the Ignition trademarks. Through the issuance of 700,000 restricted common shares valued at $350,000 and $63,000 cash, the Company acquired the Intangibles of icelounge.com, Inc. which consist of a website, databases and proprietary software. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," purchased intangibles with finite lives are amortized and reviewed for impairment on an annual basis, which is completed during the fourth quarters of 2008 and 2007 and no impairment was recognized. The useful lives of the Intangibles have been determined by management based upon the expected use of the asset by the Company which is determined to be 10 years. The Company recognizes amortization of the Intangibles on a monthly basis.
Management assesses the carrying values of long-lived



assets for impairment when circumstances warrant such a review. In performing this assessment, management considers current market analysis and appraisal of the technology, along with estimates of future cash flows. The
Company recognizes impairment losses when undiscounted cash flows estimated to be generated from long-lived assets are less than the amount of unamortized assets.
There were no unsuccessful and abandoned patents and trademarks expensed in 2007 and 2006.

Note 7. Accrued Compensation

The Company has several employment agreements with its officers and directors. Until the Company has sufficient funds to satisfy the outstanding debt, the Company will continue to accrue unpaid compensation on a quarter basis.
As of December 31, 2007 and 2006, the accrued compensation balance was $439,493 and $197,052 respectively.

Note 8. Stockholders' Equity

On February 19, 2007, the Company entered into an Asset
Acquisition Agreement by and among icelounge.com, Inc. and its principal shareholders, issued 700,000 shares of the Company's stock for acquisition of the tangible personal property of icelounge.com, Inc. at $0.50 per share.















Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

Not applicable

Item 9A (T). Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below
Management's Annual Report on Internal Control over
Financial Reporting. Our principal executive and financial officer has concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act
Rule 13a-15(e)) as of December 31, 2007, are effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 except that we have limited information when we took over and have been trying to track for more information.

Management's Annual Report on Internal Control over
Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities
Exchange Act of 1934 (the "Exchange Act"). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S.
generally accepted accounting principles.

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2007. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway
Commission (COSO) in Internal Control-Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.
Management concluded in this assessment that as of December
31, 2008, our internal control over financial reporting is based on the limited information we have.
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-
15(f) under the Exchange Act) during the fourth quarter of our 2007 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers, Promoters, Control
Persons and Corporate Governance.

(a) Identification of directors.

The following table furnishes the information concerning
Company directors and officers as of the date of this report. The directors of the Registrant are elected every year and serve until their successors are elected and qualify. They are:

	Name		Age		Title			Term

Brian Stewart		42	President and			Annual
				Director

Samantha Roberts	40	Secretary, Treasurer		Annual
				And Director

TERM OF OFFICE

Our directors are elected for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Item 11.  Executive Compensation.

Not available

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of November 30, 2009, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who holds 5% or more of the outstanding Common Stock of the company. Also included are the shares held by all executive officers and directors as a group.

As of November 30, 2009, there were 43,961,000 shares of common stock outstanding.

      					      Amount and
					      Nature of
Name and				      Beneficial        Percentage
Address			   Position           Ownership     	of class

Cale Corporation
Ste 430, 		  Shareholder	     4,000,000		9.10%
5190 Neil Road
Reno, NV 89502

Joe Davis Inc.		 Shareholder	     6,000,000		13.65%
9750 Peace Way 2090
Las Vegas,
NV 89147-1201

Herman Bernstein Corp 	Shareholder	     4,000,000		9.10%
3500 South
Dupont Highway
Dover Kent
DE 19901

Intl Communications	 Shareholder	     4,000,000		9.10%
3305 W. Spring
Mountain Rd,
Suite 60-16
Las Vegas, NV 89102



Northwest Management  	Shareholder	    4,000,000		9.10%
Anstalt
9494 Vaduz
Liechtenstein

Picasso LLC		Shareholder	    6,000,000		13.65%
8930 Burton Way, 304
Beverly Hills
CA 90211

Presidents 		Shareholder	    8,000,000		18.20%
Corporation Group
100 West Liberty St
10 Floor
Reno, NV 89505


Item 13. Certain Relationships and Related Transactions, and Director Independence.

None

Item 14.  Principal Accountant Fees and Services.

None







Item 6.  Exhibits

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  February 4, 2010

	Associated Media Holdings Inc

By: /S/ Brian Stewart
   Brian Stewart
Chief Executive Officer
    & Director

By: /S/ Samantha Roberts
       Samantha Roberts
    Chief Financial Officer






