Form 10-K
period 2008-12-31
ASSOCIATED MEDIA HOLDINGS INC
filed 2010-02-08
CIK 1366404

ASSOCIATED MEDIA HOLDINGS INC





FORM 10-K
(Annual Report)


Filed 02/05/10 for the Period Ending 12/31/08



	Address		6100 Neil Road, Suite 500
			Reno, NV 89511, USA

	Telephone	1-888-777-8777

	CIK		0001366404

	Symbol		ASMH

	SIC Code	4812 - Radiotelephone Communications

	Fiscal Year	12/31













UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended
December 31, 2008.

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


    ASSOCIATED MEDIA HOLDINGS INC
FORM 10-K
For the Fiscal Year Ended December 31, 2008
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

The Company is in the development stage under the new management at the end of 2009. The Company was inactive since October 2007. The Company has incurred losses of $170,722 during the year ended December 31, 2008 and have accumulated deficit of $4,683,486 as at December 31, 2008.
In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms, if at all. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern.


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

	2007			High			Low

3rd Quarter			0.55			0.10
4th Quarter			0.29			0.003

	2008 			High			Low

1st Quarter			0.08			0.0011
2nd Quarter			0.0011			0.0011
3rd Quarter			0.025			0.0011
4th Quarter			0.01			0.001



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

Results of Operations for the year ended December 31, 2008.

Revenue. There was $17,166 revenue for the year ended
December 31, 2008 as compared to $53,396 for the year ended
December 31, 2007.

Operating Expenses. For the year ended December 31, 2008, the company has total operating expenses of $188,357 as compared to $1,047,980 for the year ended December 31, 2007.

Net Loss. The net loss for the year ended December 31, 2008 was $170,722 as compared to $994,584 for the year ended
December 31, 2007.


Liquidity and Financial Resources

The Company remains in the development stage under the new management. Operations were financed through proceeds from sales and the issuance of equity and loans from directors.

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2008, we have been unsuccessful in our efforts to raise additional capital to meet our plan of operation. At the present time, and over the next twelve months, our primary focus will be to explore various methods for raising additional funds and seeking profitable ventures.

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



Associated Media Holdings Inc
(Formerly El Tigre Development Corp.)
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)
Unaudited


							As at        As at
							Dec 31,      Dec 31,
 							 2008         2007

Assets
 Current Assets
   Cash              					5,259          174
						     _____________________
 Total current assets          				5,259          174

Property & Equipment,
 net of accumulated depreciation of $52,291            16,990       36,719

Other Assets
 Intangible assets,
  net of accumulated amortization of $161,763         261,237      344,837
						     _____________________
Total assets        				      283,486      381,730
						     _____________________

Liabilities And Stockholders' Equity (Deficiency)
 Current Liabilities
  Accounts payable and accrued liabilities            930,746      858,268
						     _____________________
 Total current liabilities        		      930,746      858,268

 Long Term Liabilities
  Notes payable         			      537,000      537,000
						     _____________________
Total liabilities                                   1,467,746    1,395,268
						     _____________________

Stockholders' Equity (Deficiency)
 Common stock, $0.00025 par value
  Authorized 100,000,000 shares
  Issued and outstanding 43,961,000 shares             10,990       10,990
 Additional paid-in capital                         3,488,236    3,488,236
 Accumulated deficit                               (4,683,486)  (4,512,764)
						     _____________________
Total stockholders' equity (deficiency)            (1,184,260)  (1,013,538)
						     _____________________
Total liabilities and stockholders'
equity (deficiency)                                   283,486      381,730
						     _____________________





The accompanying notes are an integral part of these financial statements



Associated Media Holdings Inc
(Formerly El Tigre Development Corp.)
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
Unaudited

								Cumulative
								during the
								development
								  stage
					    Year ended        (June 21, 2004
					      Dec 31,           to Dec 31,
					 2008        2007          2008)

Revenue         			17,166      53,396         113,112

Operating Expenses
  Amortization and depreciation        103,329     103,327         220,690
  Consulting expense          		   -        71,093       2,065,859
  General and administrative             9,537     277,352         656,099
  Marketing      			   -        17,937         172,741
  Professional fees      		69,835     119,887         465,342
  Compensation expense                     -       445,384       1,129,755
  Website development        		 5,656      13,000         206,112
					__________________________________
Total operating expenses               188,357   1,047,980       4,916,598

Operating loss                        (171,191)   (994,584)     (4,803,486)

Other income                               469         -           120,000
				        __________________________________
Net loss                              (170,722)   (994,584)     (4,683,486)
					__________________________________


Net loss per common share
 - Basic and diluted			 (0.00)      (0.02)

Weighted average number of
common shares outstanding           43,961,000   43,888,123




The accompanying notes are an integral part of these financial statements



Associated Media Holdings Inc
(Formerly El Tigre Development Corp.)
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)
Unaudited

					       Deferred	           Total
				   Additional  Stock-           Stockholders'
           	     Common Stock    Paid-in     Based     Accum.   Equity
 		   Shares    Amount  Capital Compensation Deficit(Deficiency)

Bal, June 21,
2004                   -        -         -         -          -          -
Shares issued
for cash at
$0.01 per share    200,000      50     1,950                           2,000
Shares issued
for cash at
$2.00 per share     10,000       2    19,998                          20,000
Shares issued
for cash at
$5.00 per share     10,000       3    49,997                          50,000
Net loss for
the year                                                 (72,000)    (72,000)
		_____________________________________________________________
Bal, Dec 31
2004               220,000      55     71,945       -     (72,000)        -
Shares issued
for asset at par
value per share 40,000,000  10,000        -                           10,000
Shares issued
in a private
placement at
$1.00 per share    300,000      75    299,925                        300,000
Net loss for
the year                                                (178,031)   (178,031)
		_____________________________________________________________
Bal, Dec 31
2005            40,520,000  10,130    371,870       -   (250,031)    131,969
Issuance of
additional shares
to existing
investor pursuant
to an anti dilution
agreement          300,000      75       (75)                             -
Shares issued
in a private
placement at
$0.50 per share  2,436,000     609  1,217,391                       1,218,000
Shares issued
for service at
$0.50 per share  1,100,000     275    549,725                         550,000
Shares issued
for prepaid
services at
$0.50 per share  2,000,000     500    999,500 (1,000,000)                 -
Cancellation
of shares       (3,095,000)   (774)                                      (774)
Amortization of
stock based
compensation				       1,000,000            1,000,000
Net loss for
the year                                                (3,268,149)(3,268,149)
		______________________________________________________________
Bal, Dec 31
 2006           43,261,000   10,815  3,138,411       -  (3,518,180)  (368,954)
Shares issued
for acquisition of
the tangible
personal property
of Icelounge.com,
Inc. at
$0.50 per share    700,000      175    349,825                        350,000
Net loss for
the year                                                  (994,584)  (994,584)
		______________________________________________________________
Bal, Dec 31
2007            43,961,000   10,990  3,488,236       -  (4,512,764)(1,013,538)
Net loss for
the year                                                  (170,722)  (170,722)
		______________________________________________________________
Bal, Dec 31
2008            43,961,000   10,990  3,488,236       -  (4,683,486)(1,184,260)



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




The accompanying notes are an integral part of these financial statements



Associated Media Holdings Inc
(Formerly El Tigre Development Corp.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
Unaudited

							   Cumulative
							   during the
							   development
							      stage
					  Year  ended     (June 21, 2004
					     Dec 31,        to Dec 31,
 					2008       2007        2008)

Cash Flows (Used In) Provided By:

Operating Activities
  Net loss                          (170,722)   (994,584)  (4,683,486)

Changes in non-cash working
capital items
related to operations:
  Amortization and depreciation      103,329     103,327      220,700
  Common stock issued for service        -           -      1,550,000

Changes in operating assets
and liabilities
  Accounts receivable                    -        20,000          -
  Prepaid expenses                       -        21,000          -
  Increase in deposit                    -        20,000          -
  Accounts payable and
  accrued liabilities                 72,478     582,483      933,326
  Accrued compensation payable           -      (197,052)          -
				   __________________________________
Net cash used in operating
activities                             5,085    (444,826)  (1,979,460)
				   __________________________________

Investing Activities
  Acquisition of Icelounge.com,
  Inc. intangible assets                 -      (413,000)    (423,000)
  Purchase of property and equipment     -         1,000      (69,281)
				   __________________________________
Net cash used in investing
activities                               -      (412,000)    (482,281)
				   __________________________________

Financing Activities
  Proceeds from issuance of
  note payable                           -       507,000      762,000
  Repayment of note payable              -           -       (225,000)
  Proceeds from issuance of
  common stock                           -       350,000    1,940,000
				   __________________________________
Net cash provided by
financing activities                     -       857,000    2,477,000
				   ____________________________________

Increase/(Decrease) in Cash            5,085         174        5,259

Cash, beginning                          174         -             -

Cash, ending                           5,259         174        5,259




The accompanying notes are an integral part of these financial statements



ASSOCIATED MEDIA HOLDINGS INC
(Formerly : El Tigre Development Corp.)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008
(Expressed in US Dollars)
Unaudited

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At
December 31, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $4,683,486 since inception and expects to incur further losses in the development of its business, of which cast substantial doubt about the Company's ability to continue as a going concern.

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

Note 5. Property and Equipment

Property and equipment as of December 31, 2008 consists of the following and are recorded at cost:

Audio visual equipment				$   23,073
Computer equipment				    26,790
Furniture and fixtures				    19,418
						___________
Total Fixed Assets				$   69,281
Accumulated Depreciation			   (52,291)
						___________
Net Fixed Assets				$   16,990
						___________

Provision for depreciation of equipment is computed on the



straight-line method for financial reporting purposes and is based upon the following estimated useful lives:

Audio visual equipment			3 years
Computer equipment			3 years
Furniture and fixtures			7 years

Maintenance, repairs, and renewals which neither materially add to the value of the equipment nor appreciably prolong its life are charged to expense as incurred. Depreciation charged to operations was $19,729 and $19,727 for the year ended December 31, 2008 and 2007.

Note 6. Intangible Assets

Intangible assets consist of patent and trademark costs.
Patent costs are costs incurred to develop and file patent application. Trademark costs are costs incurred to develop and file trademark applications. If the patents or trademarks are approved, the costs are amortized using the straight-line method over the estimated lives of 7 years for patents and 10 years for trademarks. Amortization expense for the year ended December 31, 2008 and 2007 totaled $83,600 and $76,955 respectively. Unsuccessful patent and trademark application costs are expense at the time the application is denied.

Through the issuance of 40,000,000 restricted common shares valued at $10,000, the Company acquired exclusive license rights to the Intangibles which consist of a website and the Ignition trademarks. Through the issuance of 700,000 restricted common shares valued at $350,000 and $63,000 cash, the Company acquired the Intangibles of icelounge.com, Inc. which consist of a website, databases and proprietary software. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," purchased intangibles with finite lives are amortized and reviewed for impairment on an annual basis, which is completed during the fourth quarters of 2008 and 2007 and no impairment was recognized. The useful lives of the Intangibles have been determined by management based upon the expected use of the asset by the Company which is determined to be 10 years. The Company recognizes amortization of the Intangibles on a monthly basis.
Management assesses the carrying values of long-lived



assets for impairment when circumstances warrant such a review. In performing this assessment, management considers current market analysis and appraisal of the technology, along with estimates of future cash flows. The
Company recognizes impairment losses when undiscounted cash flows estimated to be generated from long-lived assets are less than the amount of unamortized assets.
There were no unsuccessful and abandoned patents and trademarks expensed in 2008 and 2007.

Note 7. Accrued Compensation

The Company has several employment agreements with its officers and directors. Until the Company has sufficient funds to satisfy the outstanding debt, the Company will continue to accrue unpaid compensation on a quarter basis.
As of December 31, 2008 and 2007, the accrued compensation balance was $439,493 and $439,493 respectively.

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











Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

Not applicable

Item 9A (T). Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below
Management's Annual Report on Internal Control over
Financial Reporting. Our principal executive and financial officer has concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act
Rule 13a-15(e)) as of December 31, 2008, are effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 except that we have limited information when we took over and have been trying to track for more information.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2008. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway
Commission (COSO) in Internal Control-Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.
Management concluded in this assessment that as of December
31, 2008, our internal control over financial reporting is based on the limited information we have.
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-
15(f) under the Exchange Act) during the fourth quarter of our 2008 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 11.  Executive Compensation.

There is no executive compensation for the year ended
December 31, 2008.

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






