Form 10-Q
period 2009-03-31
ASSOCIATED MEDIA HOLDINGS INC
filed 2010-02-11
CIK 1366404

ASSOCIATED MEDIA HOLDINGS INC





FORM 10-Q
(Quarterly Report)


Filed 02/11/10 for the Period Ending 03/31/09



	Address		6100 Neil Road, Suite 500
			Reno, NV 89511, USA

	Telephone	1-888-777-8777

	CIK		0001366404

	Symbol		ASMH

	SIC Code	4812 - Radiotelephone Communications

	Fiscal Year	12/31












UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2009.

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





















ASSOCIATED MEDIA HOLDINGS INC

FORM 10-Q
For the Period Ended March 31, 2009
TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION 					Pages

Item 1.	Financial Statements...					1 - 11

Item 2.	Management's Discussion and Analysis of
        Financial Condition and Results of Operations...	12-14

Item 3.	Quantitative and Qualitative Disclosures
        About Market Risk... 					14

Item 4T.Controls and Procedures...			 	14

PART II

Item 1.	Legal Proceedings...					15

Item 1A.Risk Factors...					 	15

Item 2.	Unregistered Sales of Equity Securities
        and Use of Proceeds...					15

Item 3.	Defaults Upon Senior Securities........			15

Item 4.	Submission of Matters to a Vote of Security Holders...	15

Item 5.	Other Information...					15

Item 6.	Exhibits and Certifications...				16












Part 1. Item 1.  Financial Statements


ASSOCIATED MEDIA HOLDINGS INC


								Page No.

Balance Sheets...					   	1

Statements of Operations...					2

Statements of Cash Flows...					3

Notes to Financial Statements...				4 - 11











ASSOCIATED MEDIA HOLDINGS INC

(Formerly El Tigre Development Corp.)

(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2009

(Expressed in US Dollars)

(Unaudited)












Associated Media Holdings, Inc.
(Formerly El Tigre Development Corp.)
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)
Unaudited

						  As at		As at
					        March 31,      Dec 31,
 						  2009 		2008

Assets
 Current Assets
   Cash            				  1,445 	5,259
					      _______________________
 Total current assets                             1,445         5,259

Property & Equipment,
 net of accumulated depreciation of $55,606      13,675        16,990

Other Assets
 Intangible assets,
  net of accumulated amortization of $164,078   258,922       261,237
					      _______________________
Total assets     			        274,042       283,486
					      _______________________

Liabilities And Stockholders' Equity (Deficiency)
 Current Liabilities
  Accounts payable and accrued liabilities      927,245       930,746
					      _______________________
 Total current liabilities                      927,246       930,746

 Long Term Liabilities
  Notes payable                                 537,000       537,000
					      _______________________
Total liabilities                             1,464,245     1,467,746
					      _______________________

Stockholders' Equity (Deficiency)
 Common stock, $0.00025 par value
  Authorized 100,000,000 shares
  Issued and outstanding 43,961,000 shares       10,990        10,990
 Additional paid-in capital                   3,488,236     3,488,236
 Accumulated deficit                         (4,689,429)   (4,683,486)
					      _______________________
Total stockholders' equity (deficiency)      (1,190,203)   (1,184,260)
					      _______________________
Total liabilities and stockholders'
equity (deficiency)                             274,042       283,486
					      _______________________





The accompanying notes are an integral part of these financial statements




Associated Media Holdings, Inc.
(Formerly El Tigre Development Corp.)
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
Unaudited

							Cumulative
							during the
							development
					  3 months        stage
					   ended      (June 21, 2004
					  March 31,    to March 31,
 					    2009           2009)

Revenue                                     4,499           117,142
					___________________________

Operating Expenses
  Amortization and depreciation             5,629           226,319
  Consulting expense                           -          2,065,859
  General and administrative                4,813           660,912
  Marketing                                    -            172,741
  Professional fees                            -            465,342
  Compensation expense                         -          1,129,755
  Website development                          -            206,112
					___________________________
Total operating expenses                   10,442         4,927,040

Operating loss                             (5,943)       (4,809,898)

Other income                                   -            120,469
					___________________________
Net loss                                   (5,943)       (4,689,429)
					___________________________

Net loss per common share
 - Basic and diluted                        (0.00)

Weighted average number of
common shares outstanding              43,961,000




The accompanying notes are an integral part of these financial statements





Associated Media Holdings, Inc.
(Formerly El Tigre Development Corp.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
Unaudited

							    Cumulative
							    during the
							    development
						3 months      stage
						 ended    (June 21, 2004
						March 31,    to Mar 31,
 						  2009         2009)

Cash Flows (Used In) Provided By:
Operating Activities
  Net loss          				 (5,943)     (4,689,429)
Changes in non-cash working capital items
related to operations:
  Amortization and depreciation                   5,629         226,329
  Common stock issued for service                    -        1,550,000
Changes in operating assets and liabilities
  Accounts receivable                                -               -
  Prepaid expenses                                   -               -
  Increase in deposit                                -               -
  Accounts payable and accrued liabilities       (3,500)        929,826
  Accrued compensation payable                       -               -
						________________________
Net cash used in operating activities            (3,814)     (1,983,274)
						________________________
Investing Activities
  Acquisition of Icelounge.com,
  Inc. intangible assets                             -         (423,000)
  Purchase of property and equipment                 -          (69,281)
						_______________________
Net cash used in investing activities                -         (492,281)
						_______________________
Financing Activities
  Proceeds from issuance of note payable             -          762,000
  Repayment of note payable                          -         (225,000)
  Proceeds from issuance of common stock             -        1,940,000
						_______________________
Net cash provided by financing activities            -        2,477,000
						_______________________

Increase/(Decrease) in Cash                      (3,814)          1,445

Cash, beginning                                   5,259              -

Cash, ending                                      1,445           1,445




The accompanying notes are an integral part of these financial statements






ASSOCIATED MEDIA HOLDINGS INC
(Formerly : El Tigre Development Corp.)
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009
(Expressed in US Dollars)
Unaudited

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March
31, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $4,689,429 since inception and expects to incur further losses in the development of its business, of which cast substantial doubt about the Company's ability to continue as a going concern.

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

Note 5. Property and Equipment

Property and equipment as of December 31, 2008 consists of the following and are recorded at cost:

Audio visual equipment			$	23,073
Computer equipment				26,790
Furniture and fixtures				19,418
			                   ___________
Total Fixed Assets			$	69,281
Accumulated Depreciation		       (55,606)
			                   ___________
Net Fixed Assets			$	13,675
					   ___________

Provision for depreciation of equipment is computed on the



straight-line method for financial reporting purposes and is based upon the following estimated useful lives:

Audio visual equipment			3 years
Computer equipment			3 years
Furniture and fixtures			7 years

Maintenance, repairs, and renewals which neither materially add to the value of the equipment nor appreciably prolong its life are charged to expense as incurred. Depreciation charged to operations was $3,314 for the three months period ended March 31, 2009.

Note 6. Intangible Assets

Intangible assets consist of patent and trademark costs.
Patent costs are costs incurred to develop and file patent application. Trademark costs are costs incurred to develop and file trademark applications. If the patents or trademarks are approved, the costs are amortized using the straight-line method over the estimated lives of 7 years for patents and 5 and 10 years for trademarks.
Amortization expense for the three months period ended
March 31, 2009 was $2,315. Unsuccessful patent and trademark application costs are expense at the time the application is denied.

Through the issuance of 40,000,000 restricted common shares valued at $10,000, the Company acquired exclusive license rights to the Intangibles which consist of a website and the Ignition trademarks. Through the issuance of 700,000 restricted common shares valued at $350,000 and $63,000 cash, the Company acquired the Intangibles of icelounge.com, Inc. which consist of a website, databases and proprietary software. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," purchased intangibles with finite lives are amortized and reviewed for impairment on an annual basis, which is completed during the fourth quarters of 2008 and 2007 and no impairment was recognized. The useful lives of the Intangibles have been determined by management based upon the expected use of the asset by the Company which is determined to be 5 and 10 years. The Company recognizes amortization of the Intangibles on a monthly basis.
Management assesses the carrying values of long-lived



assets for impairment when circumstances warrant such a review. In performing this assessment, management considers current market analysis and appraisal of the technology, along with estimates of future cash flows. The
Company recognizes impairment losses when undiscounted cash flows estimated to be generated from long-lived assets are less than the amount of unamortized assets.
There were no unsuccessful and abandoned patents and trademarks expensed in 2009.

Note 7. Accrued Compensation

The Company has several employment agreements with its officers and directors. Until the Company has sufficient funds to satisfy the outstanding debt, the Company will continue to accrue unpaid compensation on a quarter basis.
As of March 31, 2009, the accrued compensation balance was $439,493.



















PART I

   This Interim Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from historical results or from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other sections of this Form 10-Q. Words such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue" or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Interim Report on Form 10-Q. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations.
   Readers should carefully review and consider the various disclosures made by us in this Report, set forth in detail in Part I, under the heading "Risk Factors," as well as those additional risks described in other documents we file from time to time with the Securities and Exchange Commission, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.



Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

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

Results of Operations for the three months period ended
March 31, 2009.

Revenue. There was $4,499 revenue for the three months period ended March 31, 2009.

Operating Expenses. For the three months period ended March
31, 2009, the company has total operating expenses of $10,442.

Net Loss. The net loss for the three months period ended
March 31, 2009 was $5,943.




Liquidity and Financial Resources

The Company remains in the development stage under the new management. Operations were financed through proceeds from sales and the issuance of equity and loans from directors.

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2009, we have been unsuccessful in our efforts to raise additional capital to meet our plan of operation. At the present time, and over the next twelve months, our primary focus will be to explore various methods for raising additional funds and seeking profitable ventures.

Item 3. Quantitative and Qualitative Disclosures About
Market Risk.

The Company does not hold any derivatives or investments that are subject to market risks. The carrying values of any financial instruments, approximate fair value as of those dates because of relatively short-term maturity of these instruments which eliminates any potential market risk associated with such instruments.
Item 4. Controls and Procedures.

The Company's Chief Executive Officer and its Chief
Financial Officer are primarily responsible for the accuracy of the financial information that is presented in this quarterly Report. These officers have as of the close of the period covered by this Quarterly Report, evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-4c and 15d-14c promulgated under the Securities Exchange Act of 1934 and determined that such controls and procedures were effective in ensuring that material information relating to the Company was made known to them during the period covered by this Quarterly Report.
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-
15(f) under the Exchange Act) during the third quarter of our 2009 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



PART II

Item 1.  Legal Proceedings.

Not available.

Item 1A. Risk Factors

As the Company has no recent operating history and little revenue under the new management, there is a risk that we will be unable to continue as a going concern and consummate a business combination. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

FUTURE SUCCESS IS HIGHLY DEPENDENT ON THE ABILITY OF
MANAGEMENT TO LOCATE AND ATTRACT A SUITABLE ACQUISITION.

Item 2. Unregistered Sales of Equity Securities and Use of
Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security
Holders.

Not Applicable.

Item 5. Other Information.

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


Dated:  February 11, 2010

	Associated Media Holdings Inc

By: /S/ Brian Stewart
   Brian Stewart
Chief Executive Officer
              & Director

By: /S/ Samantha Roberts
             Samantha Roberts
          Chief Financial Officer




