Form 10-Q
period 2009-06-30
ASSOCIATED MEDIA HOLDINGS INC
filed 2010-02-17
CIK 1366404

ASSOCIATED MEDIA HOLDINGS INC





FORM 10-Q
(Quarterly Report)


Filed 02/17/10 for the Period Ending 06/30/09



	Address		6100 Neil Road, Suite 500
			Reno, NV 89511, USA

	Telephone	1-888-777-8777

	CIK		0001366404

	Symbol		ASMH

	SIC Code	4812 - Radiotelephone Communications

	Fiscal Year	12/31












UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended
June 30, 2009.

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












ASSOCIATED MEDIA HOLDINGS INC

FORM 10-Q
For the Period Ended June 30, 2009
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

June 30, 2009

(Expressed in US Dollars)

(Unaudited)



















Associated Media Holdings, Inc.
(Formerly El Tigre Development Corp.)
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)
Unaudited

						   As at	As at
					          June 30,	Dec 31,
 						   2009 	 2008

Assets
 Current Assets
   Cash          			            6,207        5,259
					          ____________________
 Total current assets        			    6,207        5,259

Property & Equipment,
 net of accumulated depreciation of $57,702        11,579       16,990

Other Assets
 Intangible assets,
  net of accumulated amortization of $166,393     256,607      261,237
					          ____________________
Total assets				          274,393      283,486
						  ____________________

Liabilities And Stockholders' Equity (Deficiency)
 Current Liabilities
  Accounts payable and accrued liabilities        927,246      930,746
					          ____________________
 Total current liabilities                        927,246      930,746


 Long Term Liabilities
  Notes payable                                   537,000      537,000
						______________________
Total liabilities                               1,464,246    1,467,746
					        ______________________

Stockholders' Equity (Deficiency)
 Common stock, $0.00025 par value
  Authorized 100,000,000 shares
  Issued and outstanding 43,961,000 shares         10,990       10,990
 Additional paid-in capital                     3,488,236    3,488,236
 Accumulated deficit                           (4,689,079)  (4,683,486)
					        ______________________
Total stockholders' equity (deficiency)        (1,189,853)  (1,184,260)
						______________________
Total liabilities and stockholders'
equity (deficiency)                               274,393      283,486
						______________________




The accompanying notes are an integral part of these financial statements



Associated Media Holdings, Inc.
(Formerly El Tigre Development Corp.)
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
Unaudited

								Cumulative
								during the
								development
				    3 months	  6 months	  stage
				      ended         ended     (June 21, 2004
				     June 30,      June 30,     to June 30,
				      2009          2009          2009)

Revenue                               4,366         8,865          121,508

Operating Expenses
  Amortization and depreciation       4,412        10,041          230,731
  Consulting expense                  1,000         1,000        2,066,859
  General and administrative            553         5,367          661,466
  Marketing                              -             -           172,741
  Professional fees                      -             -           465,342
  Compensation expense                   -             -         1,129,755
  Website development                    -             -           206,112
				     _____________________________________
Total operating expenses              5,965        16,408        4,933,006

Operating loss                       (1,599)       (7,543)      (4,811,498)

Other income                          1,950         1,950          122,419
				     _____________________________________
Net loss                                351        (5,593)      (4,689,079)
				     _____________________________________


Net loss per common share
 - Basic and diluted		      (0.00)       (0.00)

Weighted average number of
common shares outstanding        43,961,000   43,961,000



The accompanying notes are an integral part of these financial statements



Associated Media Holdings, Inc.
(Formerly El Tigre Development Corp.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
Unaudited

							   Cumulative
							   during the
							   development
					     6 months        stage
					      ended      (June 21, 2004
					     June 30,      to June 30,
 					      2009            2009)

Cash Flows (Used In) Provided By:

Operating Activities
  Net loss                                    (5,593)      (4,689,079)
Changes in non-cash working capital
items related to operations:
  Amortization and depreciation               10,041          230,741
  Common stock issued for service                 -         1,550,000
Changes in operating assets and liabilities
  Accounts receivable                             -                -
  Prepaid expenses                                -                -
  Increase in deposit                             -                -
  Accounts payable and accrued liabilities    (3,500)         929,826
  Accrued compensation payable                    -                -
					    _________________________
Net cash used in operating activities            948       (1,978,512)

Investing Activities
  Acquisition of Icelounge.com, Inc.
  intangible assets                               -          (423,000)
  Purchase of property and equipment              -           (69,281)
					    _________________________
Net cash used in investing activities             -          (492,281)
					    _________________________

Financing Activities
  Proceeds from issuance of note payable          -           762,000
  Repayment of note payable                       -          (225,000)
  Proceeds from issuance of common stock          -         1,940,000
					    _________________________
Net cash provided by financing activities         -         2,477,000
					    _________________________

Increase/(Decrease) in Cash                      948            6,207

Cash, beginning                                5,259               -

Cash, ending                                   6,207            6,207





The accompanying notes are an integral part of these financial statements



ASSOCIATED MEDIA HOLDINGS INC
(Formerly : El Tigre Development Corp.)
(A Development Stage Company)
Notes to Financial Statements
June 30, 2009
(Expressed in US Dollars)
Unaudited

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June
30, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $4,689,079 since inception and expects to incur further losses in the development of its business, of which cast substantial doubt about the Company's ability to continue as a going concern.

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

Note 5. Property and Equipment

Property and equipment as of June 30, 2009 consists of the following and are recorded at cost:

Audio visual equipment				$   23,073
Computer equipment				    26,790
Furniture and fixtures				    19,418
						__________
Total Fixed Assets				$   69,281
Accumulated Depreciation			   (57,702)
						__________
Net Fixed Assets				$   11,579
						__________

Provision for depreciation of equipment is computed on the



straight-line method for financial reporting purposes and is based upon the following estimated useful lives:

Audio visual equipment			3 years
Computer equipment			3 years
Furniture and fixtures			7 years

Maintenance, repairs, and renewals which neither materially add to the value of the equipment nor appreciably prolong its life are charged to expense as incurred. Depreciation charged to operations was $5,411 for the six months period ended June 30, 2009.

Note 6. Intangible Assets

Intangible assets consist of patent and trademark costs.
Patent costs are costs incurred to develop and file patent application. Trademark costs are costs incurred to develop and file trademark applications. If the patents or trademarks are approved, the costs are amortized using the straight-line method over the estimated lives of 7 years for patents and 5 and 10 years for trademarks.
Amortization expense for the six months period ended June
30, 2009 was $4,630. Unsuccessful patent and trademark application costs are expense at the time the application is denied.

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

Note 7. Accrued Compensation

The Company has several employment agreements with its officers and directors. Until the Company has sufficient funds to satisfy the outstanding debt, the Company will continue to accrue unpaid compensation on a quarter basis.
As of June 30, 2009, the accrued compensation balance was $439,493.










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

Results of Operations for the six months period ended June
30, 2009.

Revenue. There was $8,865 revenue for the six months period ended June 30, 2009.

Operating Expenses. For the six months period ended June
30, 2009, the company has total operating expenses of $16,408.

Net Loss. The net loss for the six months period ended June
30, 2009 was $5,593.



Liquidity and Financial Resources

The Company remains in the development stage under the new management. Operations were financed through proceeds from sales and the issuance of equity and loans from directors.

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2009, we have been unsuccessful in our efforts to raise additional capital to meet our plan of operation. At the present time, and over the next twelve months, our primary focus will be to explore various methods for raising additional funds and seeking profitable ventures.

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


Dated:  February 17, 2010

	Associated Media Holdings Inc

By: /S/ Brian Stewart
   Brian Stewart
Chief Executive Officer
              & Director

By: /S/ Samantha Roberts
   Samantha Roberts
  Chief Financial Officer




