Form 10-Q
period 2009-09-30
ASSOCIATED MEDIA HOLDINGS INC
filed 2010-03-16
CIK 1366404

N I S Holdings, Corp


FORM 10-Q
(Quarterly Report)


Filed 03/16/10 for the Period Ending 09/30/09



	Address		6100 Neil Road, Suite 500
			Reno, NV 89511, USA

	Telephone	1-888-777-8777

	CIK		0001366404

	Symbol		ASMH

	SIC Code	4812 - Radiotelephone Communications

	Fiscal Year	12/31









UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended
September 30, 2009.

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to ___________

Commission File Number : 333-139640

N I S HOLDINGS CORP
(formerly Associated Media Holdings Inc)
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

At March 11, 2010, the Company had outstanding of
439,610 shares of Common Stock, $0.00025 par value per share.





















N I S Holdings, Corp

FORM 10-Q
For the Period Ended September 30, 2009
TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION 					Pages

Item 1.	Financial Statements...					1 - 16

Item 2.	Management's Discussion and Analysis of
        Financial Condition and Results of Operations...	17-19

Item 3.	Quantitative and Qualitative Disclosures
        About Market Risk... 					19

Item 4T.Controls and Procedures...			 	19

PART II

Item 1.	Legal Proceedings...					20

Item 1A.Risk Factors...					 	20

Item 2.	Unregistered Sales of Equity Securities
        and Use of Proceeds...					20

Item 3.	Defaults Upon Senior Securities........			20

Item 4.	Submission of Matters to a Vote of Security Holders...	20

Item 5.	Other Information...					20

Item 6.	Exhibits and Certifications...				21












Part 1. Item 1.  Financial Statements


N I S Holdings, Corp

								Page No.

Balance Sheets...					   	1

Statements of Operations...					2

Statements of Cash Flows...					3

Notes to Financial Statements...				4 - 16

















N I S Holdings, Corp

(Formerly Associated Media Holdings Inc)

(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2009

(Expressed in US Dollars)

(Unaudited)




















N I S Holdings, Corp
(Formerly Associated Media Holdings Inc)
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)
Unaudited

						   As at 	 As at
						 Sept. 30,	Dec 31,
 						   2009          2008

Assets

Current Assets
   Cash					      $     4,222    $    5,259
						  _____________________
 Total current assets                               4,222         5,259

Property & Equipment,
 net of accumulated depreciation of $59,185        10,096        16,990

Other Assets
 Intangible assets,
  net of accumulated amortization of $168,708     254,292       261,237
						  _____________________
Total assets                                  $   268,610    $  283,486
						  _____________________

Liabilities And Stockholders' Equity (Deficiency)

 Current Liabilities
  Accounts payable and accrued liabilities    $   924,246    $  930,746
						  _____________________
 Total current liabilities                        924,246       930,746

 Long Term Liabilities
  Notes payable                                   537,000       537,000
						_______________________
Total current liabilities and
total liabilities                               1,461,246     1,467,746
						_______________________


Stockholders' Equity (Deficiency)

 Common stock, $0.00025 par value
  Authorized 100,000,000 shares
  Issued and outstanding 439,610 shares               110           110
 Additional paid-in capital                     3,499,116     3,499,116
 Accumulated deficit                           (4,691,862)   (4,683,486)
						_______________________
Total stockholders' equity (deficiency)        (1,192,636)   (1,184,260)
						_______________________
Total liabilities and stockholders'
equity (deficiency)                           $   268,610   $   283,486
						_______________________



The accompanying notes are an integral part of these financial statements




N I S Holdings, Corp
(Formerly Associated Media Holdings Inc)
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
Unaudited

								Cumulative
								during the
								development
				    3 months	  9 months	  stage
				     ended         ended      (June 21, 2004
				    Sept. 30,     Sept. 30,    to Sept. 30,
 				      2009          2009            2009)

Revenue                         $     3,690    $    12,554    $     125,197

Operating Expenses
  Amortization and depreciation       3,798         13,839          234,529
  Consulting expense                  2,000          3,000        2,068,859
  General and administrative            675          6,041          662,140
  Marketing                              -              -           172,741
  Professional fees                      -              -           465,342
  Compensation expense                   -              -         1,129,755
  Website development                    -              -           206,112
				     ______________________________________
Total operating expenses              6,473         22,880        4,939,478

Operating loss                       (2,783)       (10,326)      (4,814,281)

Other income                             -           1,950          122,419
				     ______________________________________
Net loss                        $    (2,783)   $    (8,376)   $  (4,691,862)
				     ______________________________________


Net loss per common share
 - Basic and diluted            $     (0.00)   $     (0.00)

Weighted average number of
common shares outstanding              439,610     439,610




The accompanying notes are an integral part of these financial statements






N I S Holdings, Corp
(Formerly Associated Media Holdings Inc)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
Unaudited

							    Cumulative
							    during the
							    development
					   9 months	      stage
					    ended         (June 21, 2004
					   Sept. 30,        to Sept. 30,
 					     2009	       2009)

Cash Flows (Used In) Provided By:

Operating Activities
  Net loss                             $    (8,376)    $    (4,691,862)
Changes in non-cash working
capital items related to operations:
  Amortization and depreciation             13,839             234,539
  Common stock issued for service               -            1,550,000
Changes in operating assets
and liabilities
  Accounts receivable                           -                   -
  Prepaid expenses                              -                   -
  Increase in deposit                           -                   -
  Accounts payable and
  accrued liabilities                       (6,500)            926,826
  Accrued compensation payable                  -                   -
					   ___________________________
Net cash used in operating activities       (1,037)         (1,980,497)
Investing Activities
  Acquisition of Icelounge.com,
  Inc. intangible assets                        -             (423,000)
  Purchase of property and equipment            -              (69,281)
					   ___________________________
Net cash used in investing activities           -             (492,281)
Financing Activities
  Proceeds from issuance of note payable        -              762,000
  Repayment of note payable                     -             (225,000)
  Proceeds from issuance of common stock        -            1,940,000
					   ___________________________
Net cash provided by
financing activities                  $         -     $      2,477,000
					   ___________________________
Increase/(Decrease) in Cash                 (1,037)              4,222
Cash, beginning                              5,259                  -
Cash, ending                          $      4,222    $          4,222

Supplemental disclosure of cash flow information:

  Interest paid                       $         -     $             -
  Income tax paid                     $         -     $             -





The accompanying notes are an integral part of these financial statements




N I S Holdings, Corp
(Formerly : Associated Media Holdings Inc)
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009
(Expressed in US Dollars)
Unaudited

Note 1. General Organization and Business

N I S Holdings, Corp (formerly Associated Media Holdings
Inc) (hereinafter, the "Company") was incorporated under the laws of the state of Nevada on June 21, 2004.

On October 21, 2005, the Company changed its name to Associated Media Holdings Inc and on March 16, 2010 the name was changed to N I S Holdings, Corp to further develop and promote the Ignition Website and Trademarks (hereinafter, the "Intangibles") which focus on multi content for mobile and portable cellular devices. On this same day, the board of directors approved an increase in the authorized number of common shares of the Company from 25,000,000 to 100,000,000 and changed its par value from $0.001 to $0.00025. This change is reflected in these financial statements.

The Company has yet to fully develop any material income from its stated primary objective and it is classified as a development stage company. All income, expenses, cash flows and stock transactions are reported since the beginning of development stage.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At
September 30, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $4,691,862 since inception and expects to incur further losses in the development of its business, of which cast substantial doubt about the Company's ability to continue as a going concern.

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

(h)	Recently Issued Accounting Pronouncements

In February 2010, the FASB (Financial Accounting Standards
Board) issued Accounting Standards Update 2010-08 (ASU
2010-08), Technical Corrections to Various Topics. This amendment eliminated inconsistencies and outdated provisions and provided the needed clarifications to various topics within Topic 815. The amendments are effective for the first reporting period (including interim periods) beginning after issuance (February 2,
2010), except for certain amendments. The amendments to the guidance on accounting for income taxes in reorganization (Subtopic 852-740) should be applied to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. For those reorganizations reflected in interim financial statements issued before the amendments in this Update are effective, retrospective application is required. The clarifications of the guidance on the embedded derivates and hedging
(Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009, and should be applied to existing contracts (hybrid instruments) containing embedded derivative features at the date of adoption. The Company does not expect the provisions of ASU 2010-08 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards
Board) issued Accounting Standards Update 2010-07 (ASU
2010-07), Not-for-Profit Entities (Topic 958): Not-for-
Profit Entities: Mergers and Acquisitions. This amendment to Topic 958 has occurred as a result of the issuance of FAS 164. The Company does not expect the provisions of ASU 2010-07 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards
Board) issued Accounting Standards Update 2010-06 (ASU
2010-06), Fair Value Measurements and Disclosures (Topic
820): Improving Disclosures about Fair Value Measurements.
This amendment to Topic 820 has improved disclosures about fair value measurements on the basis of input received from the users of financial statements. This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.
Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The
Company does not expect the provisions of ASU 2010-06 to have a material effect on the financial position, results of operations or cash flows of the Company.




In January 2010, the FASB (Financial Accounting Standards
Board) issued Accounting Standards Update 2010-05 (ASU
2010-05), Compensation - Stock Compensation (Topic 718).
This standard codifies EITF Topic D-110 Escrowed Share
Arrangements and the Presumption of Compensation.

In January 2010, the FASB (Financial Accounting Standards
Board) issued Accounting Standards Update 2010-04 (ASU
2010-04), Accounting for Various Topics-Technical
Corrections to SEC Paragraphs.

In January 2010, the FASB (Financial Accounting Standards
Board) issued Accounting Standards Update 2010-03 (ASU
2010-03), Extractive Activities-Oil and Gas (Topic 932):
Oil and Gas Reserve Estimation and Disclosures. This amendment to Topic 932 has improved the reserve estimation and disclosure requirements by (1) updating the reserve estimation requirements for changes in practice and technology that have occurred over the last several decades and (2) expanding the disclosure requirements for equity method investments. This is effective for annual reporting periods ending on or after December 31, 2009.
However, an entity that becomes subject to the disclosures because of the change to the definition oil- and gas-producing activities may elect to provide those disclosures in annual periods beginning after December 31, 2009. Early adoption is not permitted. The Company does not expect the provisions of ASU 2010-03 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards
Update 2010-02, Consolidation (Topic 810): Accounting and
Reporting for Decreases in Ownership of a Subsidiary.
This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards
Update 2010-01, Equity (Topic 505): Accounting for
Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force).
This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The
Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards
Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with
Variable Interest Entities.  This Accounting Standards
Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below)

In December 2009, the FASB issued Accounting Standards
Update 2009-16, Transfers and Servicing (Topic 860):
Accounting for Transfers of Financial Assets.  This
Accounting Standards Update amends the FASB Accounting
Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards
Update 2009-15, Accounting for Own-Share Lending
Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF
09-1.  (See EITF 09-1 effective date below)
In October 2009, the FASB issued Accounting Standards
Update 2009-14, Software (Topic 985): Certain Revenue
Arrangements That Include Software Elements.  This update




changed the accounting model for revenue arrangements that include both tangible products and software elements.
Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The
Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards
Update 2009-13, Revenue Recognition (Topic 605): Multiple-
Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services
(deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards
Update 2009-12, Fair Value Measurements and Disclosures
(Topic 820): Investments in Certain Entities That
Calculate Net Asset Value per Share (or Its Equivalent).
This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent).
It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1,
(ASC Topic 470) "Accounting for Own-Share Lending
Arrangements in Contemplation of Convertible Debt
Issuance" ("EITF 09-1").  The provisions of EITF 09-1,




clarifies the accounting treatment and disclosure of
share-lending arrangements that are classified as equity
in the financial statements of the share lender.  An
example of a share-lending arrangement is an agreement
between the Company (share lender) and an investment bank
(share borrower) which allows the investment bank to use
the loaned shares to enter into equity derivative
contracts with investors.  EITF 09-1 is effective for
fiscal years that beginning on or after December 15, 2009
and requires retrospective application for all
arrangements outstanding as of the beginning of fiscal
years beginning on or after December 15, 2009.   Share-
lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 168 (ASC Topic
105), "The FASB Accounting Standards Codification and the
Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168").
Under SFAS No. 168 the "FASB Accounting Standards
Codification" ("Codification") will become the source of authoritative US GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company's interim quarterly period beginning July 1, 2009. The
Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.




 In June 2009, the FASB issued SFAS No. 167 (ASC Topic
810), "Amendments to FASB Interpretation No. 46(R) ("SFAS
167").   SFAS 167 amends the consolidation guidance
applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 166, (ASC Topic
860) "Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140" ("SFAS 166"). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS
166 is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

Note 3. Share Capital

Amend the Company's authorized share capital.

On October 21, 2005, the authorized shares capital was increased as follows:

Authorized common stock consists of 100,000,000 shares having a par value of $0.00025 per share.

Effective March 16, 2010, the Company effectuated a 1 for
100 reverse stock splits, thereby reducing the issued and outstanding shares of Common Stock from 43,961,000 prior to the reverse split to 439,610 following the reverse split.
The financial statements have been retroactively adjusted to reflect this reverse stock split.




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

Note 5. Property and Equipment

Property and equipment as of September 30, 2009 consists of the following and are recorded at cost:

Audio visual equipment			$	23,073
Computer equipment				26,790
Furniture and fixtures				19,418
					   ___________
Total Fixed Assets			$	69,281
Accumulated Depreciation		       (59,185)
					   ___________
Net Fixed Assets			$	10,096
					   ___________

Provision for depreciation of equipment is computed on the straight-line method for financial reporting purposes and is based upon the following estimated useful lives:

Audio visual equipment			3 years
Computer equipment			3 years
Furniture and fixtures			7 years

Maintenance, repairs, and renewals which neither materially add to the value of the equipment nor appreciably prolong its life are charged to expense as incurred. Depreciation charged to operations was $6,894 for the nine months period ended September 30, 2009.




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

Amortization expense for the nine months period ended
September 30, 2009 was $6,945. Unsuccessful patent and trademark application costs are expense at the time the application is denied.

Through the issuance of 40,000,000 restricted common shares valued at $10,000, the Company acquired exclusive license rights to the Intangibles which consist of a website and the Ignition trademarks. Through the issuance of 700,000 restricted common shares valued at $350,000 and $63,000 cash, the Company acquired the Intangibles of icelounge.com, Inc. which consist of a website, databases and proprietary software. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," purchased intangibles with finite lives are amortized and reviewed for impairment on an annual basis, which is completed during the third quarters of 2009 and 2008 and no impairment was recognized. The useful lives of the Intangibles have been determined by management based upon the expected use of the asset by the Company which is determined to be 5 and 10 years. The Company recognizes amortization of the Intangibles on a monthly basis.
Management assesses the carrying values of long-lived assets for impairment when circumstances warrant such a review. In performing this assessment, management considers current market analysis and appraisal of the technology, along with estimates of future cash flows. The
Company recognizes impairment losses when undiscounted cash flows estimated to be generated from long-lived assets are less than the amount of unamortized assets.
There were no unsuccessful and abandoned patents and trademarks expensed in 2009.





Note 7. Accrued Compensation

The Company has several employment agreements with its officers and directors. Until the Company has sufficient funds to satisfy the outstanding debt, the Company will continue to accrue unpaid compensation on a quarter basis.
As of September 30, 2009, the accrued compensation balance was $439,493.












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

Results of Operations for the nine months period ended
September 30, 2009.

Revenue. There was $12,554 revenue for the nine months period ended September 30, 2009.

Operating Expenses. For the nine months period ended
September 30, 2009, the company has total operating expenses of $22,880.

Net Loss. The net loss for the nine months period ended
September 30, 2009 was $8,376.



Liquidity and Financial Resources

The Company remains in the development stage under the new management. Operations were financed through proceeds from sales and the issuance of equity and loans from directors.

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2009, we have been unsuccessful in our efforts to raise additional capital to meet our plan of operation. At the present time, and over the next twelve months, our primary focus will be to explore various methods for raising additional funds and seeking profitable ventures.

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


Dated:  March 16, 2010

N I S Holdings, Corp

By: /S/ Brian Stewart
     Brian Stewart
 Chief Executive Officer
      & Director

By: /S/ Samantha Roberts
     Samantha Roberts
 Chief Financial Officer




