Form 10-K
period 2009-12-31
ASSOCIATED MEDIA HOLDINGS INC
filed 2010-04-07
CIK 1366404

N I S HOLDINGS, CORP





FORM 10-K
(Annual Report)


Filed 04/07/10 for the Period Ending 12/31/09



	Address		6100 Neil Road, Suite 500
			Reno, NV 89511, USA

	Telephone	1-888-777-8777

	CIK		0001366404

	Symbol		NISC

	SIC Code	4812 - Radiotelephone Communications

	Fiscal Year	12/31













UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended
December 31, 2009.

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to ___________

Commission File Number : 333-139640

N I S HOLDINGS, CORP
(formerly Associated Media Holdings Inc.)
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

Indicate by check mark whether the registrant is a shell
company (as defined in Rule 12b-2 of the Act).
Yes (  )   No ( X )

At April 6, 2010, the Company had outstanding of 499,622 shares of Common Stock, $0.00025 par value per share.



                  N I S HOLDINGS, CORP
FORM 10-K
For the Fiscal Year Ended December 31, 2009
TABLE OF CONTENTS

PART I								Page
Item 1	Business						1-2
Item 1A	Risk Factors						3
Item 1B	Unresolved Staff Comments				3
Item 2	Properties						3
Item 3	Legal Proceedings					3
Item 4	Submission of Matters to a Vote of			3
	Security Holders

PART II
Item 5	Market for Registrant's Common Equity, Related
	Stockholder Matters and Issuer Purchases of
	Equity Securities					3-5
Item 6	Selected Financial Data					5
Item 7	Management's Discussion and Analysis of Financial
	Condition and Results of Operations			6-7
Item 7A	Quantitative and Qualitative Disclosures About
	Market Risk						7
Item 8	Financial Statements and Supplementary Data		7-25
Item 9	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure			26
Item 9A	Controls and Procedures					26-27
Item 9B	Other Information					27

PART III
Item 10	Directors, Executive Officers and Corporate Governance	27-28
Item 11	Executive Compensation					28
Item 12 Security Ownership of Certain Beneficial Owners and
	Management and Related Stockholder Matters		28-29
Item 13	Certain Relationships and Related Transactions, and
	Director Independence					29
Item 14	Principal Accounting Fees and Services			29

PART IV
Item 15	Exhibits and						30
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

The Company is in the development stage under the new management at the end of 2009. The Company was inactive since October 2007. The Company has incurred losses of $95,136 during the year ended December 31, 2009 and have accumulated deficit of $4,778,622 as at December 31, 2009.
In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms, if at all. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern.



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

Item 4.  Submission of Matters to a Vote of Security
Holders

None

PART II

Item 5.  Market for Registrant's Common Equity, Related
Stockholder Matters and Issuer Purchases of Equity Securities



The Company's Common Stock is presently quoted on the "Pink Sheets" under the symbol "NISC".
As of March 24, 2010, the Company had approximately 79 shareholders on record of its common stock. The Company has not paid cash dividends on its common stock. The Company anticipates that for the foreseeable future any earnings will be retained for use in its business, and no cash dividends will be paid on the common stock. Declaration of common stock dividends will remain within the discretion of the Company's Board of Directors and will depend upon the Company's growth, profitability, financial condition and other relevant factors.
The table below reflects the high and low "bid" and "ask" quotations for the Company's Common Stock for each of the calendar years covered by this report, as reported by the National Association of Securities Dealers Over the Counter Bulletin Board National Quotation System. The prices reflect inter-dealer prices, without retail mark-up, markdown or commission and do not necessarily represent actual transactions.

2009				High			Low

1st Quarter			1.00			0.12
2nd Quarter			2.00			0.14
3rd Quarter			2.00			0.14
4th Quarter			76.00			0.90

	2008 			High			Low

1st Quarter			8.00			0.10
2nd Quarter			0.11			0.11
3rd Quarter			5.00			0.11
4th Quarter			1.20			0.10


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

Results of Operations for the year ended December 31, 2009.

Revenue. There was $15,378 revenue for the year ended
December 31, 2009 as compared to $17,166 for the year ended
December 31, 2008.

Operating Expenses. For the year ended December 31, 2009, the company has total operating expenses of $102,115 as compared to $188,357 for the year ended December 31, 2008.

Net Loss. The net loss for the year ended December 31, 2009 was $95,136 as compared to $170,722 for the year ended
December 31, 2008.



Liquidity and Financial Resources

The Company remains in the development stage under the new management. Operations were financed through proceeds from sales and the issuance of equity and loans from directors.

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2009, we have been unsuccessful in our efforts to raise additional capital to meet our plan of operation. At the present time, and over the next twelve months, our primary focus will be to explore various methods for raising additional funds and seeking profitable ventures.

Item 7A. Quantitative and Qualitative Disclosures About
Market Risk.

The Company does not hold any derivatives or investments that are subject to market risks. The carrying values of any financial instruments, approximate fair value as of those dates because of relatively short-term maturity of these instruments which eliminates any potential market risk associated with such instruments.

Item 8.  Financial Statements and Supplementary Data

N I S Holdings, Corp

Index to Financial Statements

Contents						Pages

Balance Sheets 						  8
Statements of Operations 				  9

Statements of Stockholders' Equity 		  	10-12

Statements of Cash Flows 			       	 13

Notes to Financial Statements  			  	14-25



N I S Holdings, Corp
(Formerly Associated Media Holdings Inc)
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)
Unaudited

						Dec 31, 	Dec 31,
 	`					 2009            2008

Assets

 Current Assets
   Cash					    $    1,713     $     5,259
					       _______________________
 Total current assets                            1,713           5,259

Property & Equipment (net)                          -           16,990

Other Assets
 Intangible assets,
  net of accumulated amortization
  of $245,363                                  177,637         261,237
					       _______________________
Total assets                                $  179,350     $   283,486
					       _______________________

Liabilities And Stockholders' Equity
(Deficiency)

 Current Liabilities
  Accounts payable and accrued liabilities  $  921,746     $   930,746
					       _______________________
 Total current liabilities                     921,746         930,746

 Long Term Liabilities
  Notes payable                                537,000         537,000
					     _________________________
Total current liabilities and
total liabilities                            1,458,746       1,467,746
					     _________________________

Stockholders' Equity (Deficiency)

 Common stock, $0.00025 par value
  Authorized 100,000,000 shares
  Issued and outstanding 439,622 shares            110             110
 Additional paid-in capital                  3,499,116       3,499,116
 Accumulated deficit                        (4,778,622)     (4,683,486)
					    __________________________
Total stockholders' equity (deficiency)     (1,279,396)     (1,184,260)
					    __________________________
Total liabilities and stockholders'
equity (deficiency)			  $    179,350     $   283,486
					    __________________________


The accompanying notes are an integral part of these financial statements




N I S Holdings, Corp
(Formerly Associated Media Holdings Inc)
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
Unaudited

								Cumulative
								during the
								development
								  stage
							      (June 21, 2004
			          Years ended December 31,      to Dec 31,
 				   2009            2008            2009)

Revenue			      $   15,378     $    17,166    $      128,490
				__________________________________________

Operating Expenses
 Amortization and depreciation    90,240         103,329           310,930
 Consulting expense                3,000              -          2,068,859
 General and administrative        8,425           9,537           664,524
 Marketing                            -               -            172,741
 Professional fees                   450          69,835           465,792
 Compensation expense                 -               -          1,129,755
 Website development                  -            5,656           206,112
				__________________________________________
Total operating expenses         102,115         188,357         5,018,713

Operating loss                   (12,397)       (171,191)       (4,815,883)

Other income (expenses)           (8,399)            469           111,601
				__________________________________________
Net loss                      $  (95,136)    $  (170,722)    $  (4,778,622)
				__________________________________________


Net loss per common share
 - Basic and diluted          $    (0.22)    $    (0.39)

Weighted average number of
common shares outstanding        439,622         439,622



The accompanying notes are an integral part of these financial statements




N I S Holdings, Corp
(Formerly Associated Media Holdings Inc)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
For the period June 21, 2004 (Inception) to December 31, 2009
(Expressed in US Dollars)
Unaudited

						 Deferred	      Total
				      Additional  Stock-         Stockholders'
                       Common Stock    Paid-in    Based   Accum.    Equity
 		    Shares    Amount    Capital    Comp.  Deficit (Deficiency)
		  ___________________________________________________________
Bal, June 21,
2004                   -       -          -           -        -           -
Shares issued
for cash at
$0.01 per share     2,000      1       1,999                            2,000
Shares issued
for cash at
$2.00 per share       100      -      20,000                           20,000
Shares issued
for cash at
$5.00 per share       100      -      50,000                           50,000
Net loss for
the year                                                  (72,000)    (72,000)
		  ___________________________________________________________
Bal, Dec 31
2004                2,200      1      71,999          -   (72,000)         -
Shares issued
for asset at par
value per share   400,010    100       9,900                           10,000
Shares issued
in a private
placement at
$1.00 per share     3,000      1     299,999                          300,000
Net loss for
the year                                                 (178,031)   (178,031)
		  ___________________________________________________________
Bal, Dec 31
2005              405,210    102     381,898          -  (250,031)    131,969



The accompanying notes are an integral part of these financial statements




						Deferred	      Total
				     Additional  Stock-          Stockholders'
                     Common Stock     Paid-in    Based    Accum.    Equity
                  Shares    Amount    Capital    Comp.   Deficit  (Deficiency)

Bal, Dec 31
2005             405,210     102     381,898          -  (250,031)    131,969
Issuance of
additional
shares
to existing
investor
pursuant to an
anti dilution
agreement         3,000        1          (1)                              -
Shares issued
in a private
placement at
$0.50 per share  24,362        5   1,217,995                        1,218,000
Shares issued
for service at
$0.50 per share  11,000        3     549,997                          550,000
Shares issued
for prepaid
services at
$0.50 per share  20,000        5     999,995 (1,000,000)                   -
Cancellation
of shares       (30,950)      (8)       (766)                            (774)
Amortization of
stock based
compensation                                  1,000,000             1,000,000
Net loss for
the year                                                (3,268,149)(3,268,149)
		_____________________________________________________________
Bal, Dec 31
 2006           432,622      108   3,149,118         -  (3,518,180)  (368,954)
Shares issued
for acquisition
of the tangible
personal
property of
Icelounge.com,
Inc. at
$0.50 per share   7,000        2     349,998                          350,000
Net loss for
the year                                                  (994,584)  (994,584)
		_____________________________________________________________
Bal, Dec 31
2007            439,622      110   3,499,116         -  (4,512,764)(1,013,538)




The accompanying notes are an integral part of these financial statements




					       Deferred             Total
	  		            Additional  Stock-           Stockholders'
                    Common Stock     Paid-in    Based     Accum.    Equity
                 shares     Amount    Capital    Comp.   Deficit (Deficiency)

Bal, Dec 31
2007            439,622      110   3,499,116         -  (4,512,764)(1,013,538)
Net loss for
the year                                                  (170,722)  (170,722)
		_____________________________________________________________
Bal, Dec 31
2008            439,622      110   3,499,116         -  (4,683,486)(1,184,260)
Net loss for
the year                                                   (95,136)   (95,136)
		_____________________________________________________________
Bal, Dec 31,
2009            439,622      110   3,499,116         -  (4,778,622)(1,279,396)
		_____________________________________________________________




The number of shares issued and outstanding has been restated to give retroactive effect for a reverse stock split effective October 28, 2005 on a one for 100 basis and also for a reverse stock split effective March 16, 2010 on a one for 100 basis. The par value and additional paid-in capital were adjusted during the year ended December 31, 2005 to adjust the par value amount in conformity with the number of shares issued.





The accompanying notes are an integral part of these financial statements








N I S Holdings, Corp
(Formerly Associated Media Holdings Inc)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
Unaudited

								Cumulative
								during the
								development
								  stage
							      (June 21, 2004
			              Years ended Dec 31,       to Dec 31,
 				      2009          2008           2009)

Cash Flows (Used In) Provided By:

Operating Activities
 Net loss                        $  (95,136)   $  (170,722)  $   (4,778,622)

Changes in non-cash working
capital items related
to operations:

 Amortization and depreciation       90,240        103,329          310,940
 Common stock issued for service         -              -         1,550,000

Changes in operating assets and
liabilities
 Accounts receivable                     -              -                -
 Prepaid expenses                        -              -                -
 Increase in deposit                     -              -                -
 Accounts payable and
 accrued liabilities                 (9,000)        72,478          924,326
 Accrued compensation payable            -              -                -
				  _________________________________________
Net cash used in operating
activities                          (13,896)         5,085       (1,993,356)
				  _________________________________________

Investing Activities
 Acquisition of Icelounge.com,
 Inc. intangible assets                   -             -          (423,000)
 Sale and written off of
 equipment and furniture              10,350            -            10,350
 Purchase of property
 and equipment                            -             -           (69,281)
				  _________________________________________
Net cash used in investing
activities                            10,350            -          (481,931)
				  _________________________________________

Financing Activities
 Proceeds from issuance of
 note payable                             -             -           762,000
 Repayment of note payable                -             -          (225,000)
 Proceeds from issuance of
 common stock                             -             -         1,940,000
				  _________________________________________
Net cash provided by financing
activities                      $         -    $        -   $     2,477,000
				  _________________________________________

Increase/(Decrease) in Cash           (3,546)        5,085            1,713
Cash, beginning                        5,259           174               -
				  _________________________________________
Cash, ending                    $      1,713   $     5,259  $         1,713


Supplemental disclosure of cash flow information:

Interest paid                 $         -    $        -   $            -
Income tax paid               $         -    $        -   $            -




The accompanying notes are an integral part of these financial statements



N I S HOLDINGS, CORP
(Formerly : Associated Media Holdings Inc)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009
(Expressed in US Dollars)
Unaudited

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At
December 31, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $4,778,622 since inception and expects to incur further losses in the development of its business, of which cast substantial doubt about the Company's ability to continue as a going concern.

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

Note 5. Intangible Assets

Intangible assets consist of patent and trademark costs.
Patent costs are costs incurred to develop and file patent application. Trademark costs are costs incurred to develop and file trademark applications. If the patents or trademarks are approved, the costs are amortized using the straight-line method over the estimated lives of 7 years for patents, 5 years and 10 years for trademarks.
Amortization expense for the year ended December 31, 2009 and 2008 totaled $83,600 and $83,600 respectively.
Unsuccessful patent and trademark application costs are expense at the time the application is denied.

Through the issuance of 40,000,000 restricted common shares valued at $10,000, the Company acquired exclusive license rights to the Intangibles which consist of a website and the Ignition trademarks, and these are amortized over a period of 10 years. Through the issuance of 700,000 restricted common shares valued at $350,000 and $63,000 cash, the Company acquired the Intangibles of icelounge.com, Inc. which consist of a website, databases and proprietary software, and these are amortized over a period of 5 years. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," purchased intangibles with finite lives are amortized and reviewed for impairment on an annual basis, which is completed during the fourth quarters of 2009 and 2008 and no impairment was recognized. The useful lives of the Intangibles have been determined by management based upon the expected use of the asset by the Company which is determined to be 5 years and 10 years. The Company recognizes amortization of the Intangibles on a monthly basis. Management assesses the carrying values of long-lived assets for impairment when circumstances warrant such a review. In performing this assessment, management considers current market analysis and appraisal of the technology, along with estimates of future cash flows. The



Company recognizes impairment losses when undiscounted cash flows estimated to be generated from long-lived assets are less than the amount of unamortized assets.
There were no unsuccessful and abandoned patents and trademarks expensed in 2009 and 2008.

Note 8. Accrued Compensation

The Company has several employment agreements with its officers and directors. Until the Company has sufficient funds to satisfy the outstanding debt, the Company will continue to accrue unpaid compensation on a quarterly basis. As of December 31, 2009 and 2008, the accrued compensation balance was $439,493 and $439,493 respectively.

Note 9. Subsequent Events

On January 5, 2010, the Company authorized issuance of
6,000,000 restricted common shares at $0.001 for services for the Company.

Effective March 16, 2010, the Company effectuated a 1 for
100 reverse stock splits, thereby reducing the issued and outstanding shares of Common Stock from 43,961,000 prior to the reverse split to 439,622 following the reverse split.
The financial statements have been retroactively adjusted to reflect this reverse stock split.

The Company has evaluated subsequent events through April
6, 2010 and has determined that there were no additional subsequent events to recognize or disclose in these financial statements.












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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2009. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway
Commission (COSO) in Internal Control-Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.
Management concluded in this assessment that as of December
31, 2009, our internal control over financial reporting is based on the limited information we have.
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-
15(f) under the Exchange Act) during the fourth quarter of our 2008 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 11.  Executive Compensation.

There is no executive compensation for the year ended
December 31, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 24, 2010, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who holds 5% or more of the outstanding Common Stock of the company. Also included are the shares held by all executive officers and directors as a group.

As of March 24, 2010, there were 499,622 shares of common stock outstanding.

				   Amount and
				    Nature of
Name and			   Beneficial    Percentage
Address		      Position     Ownership	  of class

Abascali S.A.         Shareholder    50,000		10.01%
5173-1000
San Jose, Costa Rica

Cale Corporation
Ste 430,              Shareholder    41,050		8.22%
5190 Neil Road
Reno, NV 89502

Joe Davis Inc.	      Shareholder    60,000		12.01
9750 Peace Way 2090
Las Vegas,
NV 89147-1201

Intl Communications   Shareholder    40,000		8.01%
3305 W. Spring
Mountain Rd,
Suite 60-16
Las Vegas, NV 89102




Picasso LLC	     Shareholder     60,000		12.01%
8930 Burton Way, 304
Beverly Hills
CA 90211

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

Dated:  April 7, 2010

	Associated Media Holdings Inc

By: /S/ Brian Stewart
   Brian Stewart
Chief Executive Officer
     & Director

By: /S/ Samantha Roberts
        Samantha Roberts
Chief Financial Officer






