Form 10-Q
period 2010-03-31
ASSOCIATED MEDIA HOLDINGS INC
filed 2010-04-28
CIK 1366404

N I S HOLDINGS, CORP





FORM 10-Q
(Quarterly Report)


Filed 04/28/10 for the Period Ending 03/31/10



	Address		6100 Neil Road, Suite 500
			Reno, NV 89511, USA

	Telephone	1-888-777-8777

	CIK		0001366404

	Symbol		NISC

	SIC Code	4812 - Radiotelephone Communications

	Fiscal Year	12/31









UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2010.

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to ___________

Commission File Number : 333-139640

N I S Holdings, Corp
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

At April 27, 2010, the Company had outstanding of
30,499,622 shares of Common Stock, $0.00025 par value per share.












N I S Holdings, Corp

FORM 10-Q
For the Period Ended March 31, 2010
TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION 					Pages

Item 1.	Financial Statements...					1 - 12

Item 2.	Management's Discussion and Analysis of
        Financial Condition and Results of Operations...	13-15

Item 3.	Quantitative and Qualitative Disclosures
        About Market Risk... 					15

Item 4T.Controls and Procedures...			 	15

PART II

Item 1.	Legal Proceedings...					16

Item 1A.Risk Factors...					 	16

Item 2.	Unregistered Sales of Equity Securities
        and Use of Proceeds...					16

Item 3.	Defaults Upon Senior Securities........			16

Item 4.	Submission of Matters to a Vote of Security Holders...	16

Item 5.	Other Information...					16

Item 6.	Exhibits and Certifications...				17












Part 1. Item 1.  Financial Statements




N I S Holdings, Corp


								Page No.

Balance Sheets...					   	1

Statements of Operations...					2

Statements of Cash Flows...					3

Notes to Financial Statements...				4 - 12
















N I S Holdings, Corp


(Formerly Associated Media Holdings Inc)

(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2010

(Expressed in US Dollars)

(Unaudited)















N I S Holdings, Corp
(Formerly Associated Media Holdings Inc)
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)
Unaudited

						   March 31,       Dec 31,
 						    2010            2009

Assets

 Current Assets
   Cash					      $      5,775    $     1,713
					         ________________________
 Total current assets                                5,775          1,713

Other Assets
 Intangible assets,
  net of accumulated amortization of $266,263      156,737        177,637
					         ________________________
Total assets                                  $    162,512    $   179,350
					         ________________________

Liabilities and Stockholders' Deficit

 Current Liabilities
  Accounts payable and accrued liabilities    $    919,746    $   921,746
  Other payables		                    21,389             -
						 ________________________
 Total current liabilities                         941,135        921,746

 Long Term Liabilities
  Notes payable                                    537,000        537,000
 						 ________________________
Total current liabilities and
total liabilities                                1,478,135      1,458,746
						 ________________________

Stockholders' Equity (Deficiency)

 Common stock, $0.00025 par value
  Authorized 100,000,000 shares
  Issued and outstanding 499,622 shares
  (2009 - 439,622 shares)                              125            110
 Additional paid-in capital                      3,559,101      3,499,116
 Accumulated deficit                            (4,874,849)    (4,778,622)
						 ________________________
Total stockholders' deficit                     (1,315,623)    (1,279,396)
						 ________________________
Total liabilities and stockholders' deficit   $    162,512   $    179,350
						 ________________________


The accompanying notes are an integral part of these financial statements



N I S Holdings, Corp
(Formerly Associated Media Holdings Inc)
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
Unaudited

								Cumulative
								during the
								development
								  stage
							      (June 21, 2004
			        Three months ended Mar 31,      to Mar 31,
				  2010             2009            2010)

Revenue                    $      2,004     $      4,499    $      130,494
				__________________________________________
Operating Expenses
 Amortization and depreciation   20,900           24,214           331,830
 Consulting expense              76,500               -          2,145,359
 General and administrative         831            4,814           665,355
 Marketing                           -                -            172,741
 Professional fees                   -                -            465,792
 Compensation expense                -                -          1,129,755
 Website development                 -                -            206,112
				__________________________________________
Total operating expenses         98,231           29,028         5,116,944

Operating loss                  (96,227)         (24,529)       (4,986,450)

Other income (expenses)              -                -            111,601
				__________________________________________
Net loss                   $    (96,227)    $    (24,529)   $   (4,874,849)
				__________________________________________

Net loss per common share
 - Basic and diluted       $      (0.19)    $      (0.06)

Weighted average number of
common shares outstanding       496,955          439,622




The accompanying notes are an integral part of these financial statements




N I S Holdings, Corp
(Formerly Associated Media Holdings Inc)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
Unaudited

								  Cumulative
								  during the
								  development
								    stage
								(June 21, 2004
				    Three months ended Mar 31,    to Mar 31,
 				      2010             2009          2010)

Cash Flows (Used In) Provided By:

Operating Activities
  Net loss                   $     (96,227)   $     (24,529)   $  (4,874,849)

Changes in non-cash working capital
items related to operations:
 Amortization and depreciation      20,900           24,214          331,840
 Common stock issued for service        -                -         1,550,000
Changes in operating assets and
liabilities
 Accounts payable and
 accrued liabilities                (2,000)          (3,500)         922,326
 Other payable                      21,389               -            21,389
 Accrued compensation payable           -                -                -
				   _________________________________________
Net cash used in operating
activities                         (55,938)          (3,815)      (2,049,294)
				   _________________________________________
Investing Activities
 Acquisition of Icelounge.com,
 Inc. intangible assets                 -                -          (423,000)
 Sale and written off of
 equipment and furniture                -                -            10,350
 Purchase of property and
 equipment                              -                -           (69,281)
				   _________________________________________
Net cash used in investing
activities                              -                -          (481,931)
				   _________________________________________

Financing Activities
 Proceeds from issuance of
 note payable                           -                -           762,000
 Repayment of note payable              -                -          (225,000)
 Proceeds from issuance of
 common stock                       60,000               -         2,000,000
				   _________________________________________
Net cash provided by financing
activities                    $     60,000    $          -     $   2,537,000
				   _________________________________________

Increase/(Decrease) in Cash          4,062           (3,815)           5,775
Cash, beginning                      1,713            5,259               -
				   _________________________________________
Cash, ending                  $      5,775    $       1,444    $       5,775
				   _________________________________________


Supplemental disclosure of cash flow information:
  Interest paid               $         -     $          -     $      36,373
  Income tax paid             $         -     $          -     $          -



The accompanying notes are an integral part of these financial statements




N I S Holdings, Corp
(Formerly : Associated Media Holdings Inc)
(A Development Stage Company)
Notes to Financial Statements
March 31, 2010
(Expressed in US Dollars)
Unaudited

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March
31, 2010, the Company had not yet achieved profitable operations, has accumulated losses of $4,874,849 since inception and expects to incur further losses in the development of its business, of which cast substantial doubt about the Company's ability to continue as a going concern.

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

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

(a)	Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

(b)	Development Stage Company

The Company is a development stage company. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception has been considered as part of the Company's development stage activities.

(c)	Financial Instruments

The carrying values of cash, accounts receivable, accounts payable, promissory notes payable and due to related parties approximate fair value because of the short-term nature of these instruments. Management is of the opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

(d)	Stock Issued in Exchange for Services

The valuation of common stock issued in exchange for services is valued at an estimated fair market value as determined by officers and directors of the Company based upon other sales and issuances of the Company's common stock within the same general time period.

(e)	Stock-based Compensation

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

(f)	Foreign Currency Translation

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

(g)	Basic and Diluted Loss Per Share

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

(h)	Income Taxes

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

(i)	Recently Issued Accounting Pronouncements

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

Note 3. Common Stock

On January 5, 2010, the Company authorized issuance of
6,000,000 restricted common shares at $0.01 per share for consultation services.

Effective March 16, 2010, the Company effectuated a 1 for
100 reverse stock splits, thereby reducing the issued and outstanding shares of Common Stock from 49,961,000 prior to the reverse split to 499,622 following the reverse split.
The financial statements have been retroactively adjusted to reflect this reverse stock split.



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

Amortization expense for the period ended March 31, 2010 was $20,900. Unsuccessful patent and trademark application costs are expense at the time the application is denied.

Through the issuance of 40,000,000 restricted common shares valued at $10,000, the Company acquired exclusive license rights to the Intangibles which consist of a website and the Ignition trademarks, and these are amortized over a period of 10 years. Through the issuance of 700,000 restricted common shares valued at $350,000 and $63,000 cash, the Company acquired the Intangibles of icelounge.com, Inc. which consist of a website, databases and proprietary software, and these are amortized over a period of 5 years. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," purchased intangibles with finite lives are amortized and reviewed for impairment on an annual basis, which is completed during the fourth quarters of 2009 and 2008 and no impairment was recognized. The useful lives of the Intangibles have been determined by management based upon the expected use of the asset by the Company which is determined to be 5 years and 10 years. The Company recognizes amortization of the Intangibles on a monthly basis. Management assesses the carrying values of long-lived assets for impairment when circumstances warrant such a review. In performing this assessment, management considers current market analysis and appraisal of the technology, along with estimates of future cash flows. The
Company recognizes impairment losses when undiscounted cash flows estimated to be generated from long-lived assets are less than the amount of unamortized assets.
There were no unsuccessful and abandoned patents and trademarks expensed in 2010.

Note 6. Accrued Compensation

The Company has several employment agreements with its officers and directors. Until the Company has sufficient funds to satisfy the outstanding debt, the Company will continue to accrue unpaid compensation on a quarter basis.
As of March 31, 2010, the accrued compensation balance was $439,493.

Note 7. Subsequent Events

On April 16, 2010, the Company authorized issuance of
30,000,000 restricted common shares at $0.001 per share for consultation services.

The Company has evaluated subsequent events through April
27, 2010 and has determined that there were no additional subsequent events to recognize or disclose in these financial statements.








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

Results of Operations for the three months period ended
March 31, 2010.

Revenue. There was $2,004 revenue for the three months period ended March 31, 2010.

Operating Expenses. For the three months period ended March
31, 2010, the company has total operating expenses of $98,231.

Net Loss. The net loss for the three months period ended
March 31, 2010 was $96,227.




Liquidity and Financial Resources

The Company remains in the development stage under the new management. Operations were financed through proceeds from sales and the issuance of equity and loans from directors.

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2010, we have been unsuccessful in our efforts to raise additional capital to meet our plan of operation. At the present time, and over the next twelve months, our primary focus will be to explore various methods for raising additional funds and seeking profitable ventures.

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

The Company's Chief Executive Officer and its Chief
Financial Officer are primarily responsible for the accuracy of the financial information that is presented in this quarterly Report. These officers have as of the close of the period covered by this Quarterly Report, evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-4c and 15d-14c promulgated under the Securities Exchange Act of 1934 and determined that such controls and procedures were effective in ensuring that material information relating to the Company was made known to them during the period covered by this Quarterly Report.
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-
15(f) under the Exchange Act) during the first quarter of our 2010 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.




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

FUTURE SUCCESS IS HIGHLY DEPENDENT ON THE ABILITY OF
MANAGEMENT TO LOCATE AND ATTRACT A SUITABLE ACQUISITION.

Item 2. Unregistered Sales of Equity Securities and Use of
Proceeds.

On January 5, 2010, the Company authorized issuance of
6,000,000 restricted common shares at $0.01 per share for consultation services.

On April 16, 2010, the Company authorized issuance of
30,000,000 restricted common shares at $0.001 per share for consultation services.

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


Dated:  April 28, 2010

N I S Holdings, Corp

By: /S/ Brian Stewart
     Brian Stewart
 Chief Executive Officer
      & Director

By: /S/ Samantha Roberts
     Samantha Roberts
 Chief Financial Officer




