Form 10-Q
period 2010-09-30
ASSOCIATED MEDIA HOLDINGS INC
filed 2010-11-04
CIK 1366404

N I S HOLDINGS, CORP





FORM 10-Q
(Quarterly Report)


Filed 11/03/10 for the Period Ending 09/30/10



	Address		6100 Neil Road, Suite 500
			Reno, NV 89511, USA

	Telephone	1-888-777-8777

	CIK		0001366404

	Symbol		NISC

	SIC Code	4812 - Radiotelephone Communications

	Fiscal Year	12/31










UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2010.

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

At November 03, 2010, the Company had outstanding of
55,616,322 shares of Common Stock, $0.00025 par value per share.





















N I S Holdings, Corp

FORM 10-Q
For the Period Ended September 30, 2010
TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION 					Pages

Item 1.	Financial Statements...					7 - 18

Item 2.	Management's Discussion and Analysis of
        Financial Condition and Results of Operations...	20-21

Item 3.	Quantitative and Qualitative Disclosures
        About Market Risk... 					21

Item 4T.Controls and Procedures...			 	21

PART II

Item 1.	Legal Proceedings...					22

Item 1A.Risk Factors...					 	22

Item 2.	Unregistered Sales of Equity Securities
        and Use of Proceeds...					22

Item 3.	Defaults Upon Senior Securities........			23

Item 4.	Submission of Matters to a Vote of Security Holders...	23

Item 5.	Other Information...					23

Item 6.	Exhibits and Certifications...				23












Part 1. Item 1.  Financial Statements




N I S Holdings, Corp


								Page No.

Balance Sheets...					   	7

Statements of Operations...					8

Statements of Cash Flows...					9

Notes to Financial Statements...				10 - 18



















N I S Holdings, Corp


(Formerly Associated Media Holdings Inc)

(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2010

(Expressed in US Dollars)

(Unaudited)








N I S Holdings, Corp
(Formerly Associated Media Holdings Inc)
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)
Unaudited

						Sep. 30		Dec 31,
 						  2010		 2009
______________________________________________________________________

Assets

 Current Assets
   Cash					   $      1,664   $      1,713
   Accounts receivable                            4,665              -
					      ________________________
 Total current assets                             6,329          1,713


Other Assets
 Intangible assets,
 net of accumulated amortization of $308,062    114,937        177,637
______________________________________________________________________
Total assets                               $    121,266   $    179,350
______________________________________________________________________


Liabilities and Stockholders' Deficit

 Current Liabilities
  Accounts payable and accrued liabilities $  1,042,088   $    921,821
______________________________________________________________________
 Total current liabilities                    1,042,088        921,821

 Long Term Liabilities
  Notes payable                                 486,397        537,000
______________________________________________________________________
Total liabilities                             1,528,485      1,458,821
______________________________________________________________________

Stockholders' Equity (Deficiency)

Preferred Stock, $0.00025 par value
  Authorized 90,000,000 Preferred shares
  Authorized 10,000,000 Class A
  Preferred shares
  Issued and outstanding 304,865 Class A             76             -
  (2009 - none)
Common Stock, $0.00025 par value
  Authorized 100,000,000 shares
  Issued and outstanding 55,616,322 shares
  (2009 - 439,622 shares)                        13,905            110
 Additional paid-in capital                   3,630,848      3,499,116
 Subscription notes receivable                   (5,000)            -
 Accumulated deficit                         (5,047,048)    (4,778,697)
______________________________________________________________________
Total stockholders' deficit                  (1,407,219)    (1,279,471)
______________________________________________________________________
Total liabilities and
stockholders' deficit                      $    121,266   $    179,350
______________________________________________________________________




The accompanying notes are an integral part of these financial statements






N I S Holdings, Corp
(Formerly Associated Media Holdings Inc)
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
Unaudited

								  Cumulative
								  during the
								  development
								    stage
            		For the 3 months     For the 9 months  (June 21, 2004
                         ended Sep. 30,       ended Sep. 30,      to Sep. 30,
			2010       2009      2010        2009       2010)

____________________________________________________________________________
Revenue             $   1,463 $    3,690 $   4,829 $    12,554 $     133,319
____________________________________________________________________________

Operating Expenses
 Amortization and
 depreciation          20,900      3,798    62,700      13,839       373,630
 Consulting expense    49,500      2,000   205,500       3,000     2,274,359
 General and
 administrative         1,545        675     4,980       6,041       669,504
 Marketing                 -          -         -           -        172,741
 Professional fees         -          -         -           -        465,792
 Compensation expense      -          -         -           -      1,129,755
 Website development       -          -         -           -        206,112
____________________________________________________________________________
Total operating
expenses               71,945      6,473   273,180      22,880     5,291,893

Operating loss       ( 70,482)   ( 2,783) (268,351)    (10,326)   (5,158,574)

Other income
(expenses)                 -          -         -           -        111,601
____________________________________________________________________________
Net loss            $( 70,482)$  ( 2,783)$(268,351)$   ( 8,376)$  (5,046,973)
____________________________________________________________________________

Net loss per common
share
- Basic and diluted $   (0.00)$    (0.01)$   (0.01)$     (0.02)

Weighted average
number of common
shares outstanding  27,111,475    439,610 27,111,475    439,610



The accompanying notes are an integral part of these financial statements.





N I S Holdings, Corp
(Formerly Associated Media Holdings Inc)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
Unaudited

								Cumulative
								during the
								development
								  stage
							      (June 21, 2004
				    9 months ended Sep. 30,     to Sep. 30,
 				      2010           2009          2010)

Cash Flows (Used In) Provided By:

Operating Activities
  Net loss                     $  (268,351)  $     ( 8,376)  $   (5,046,973)

Changes in non-cash working
capital items related to
operations:
 Amortization and depreciation      62,700          13,839          373,640
 Common stock issued for service    30,000              -         1,580,000
Changes in operating assets
and liabilities
 Accounts receivable                (4,665)             -            (4,665)
 Accounts payable and accrued
 liabilities                       120,267          (6,500)       1,044,593
 Other payable                     (50,603)             -           (50,603)
 Accrued compensation payable           -               -                -
___________________________________________________________________________
Net cash used in operating
activities                        (110,652)         (1,037)      (2,104,008)
___________________________________________________________________________

Investing Activities
 Acquisition of Icelounge.com,
 Inc. intangible assets                 -               -          (423,000)
 Sale and written off of
 equipment and furniture                -               -            10,350
 Purchase of property and equipment     -               -           (69,281)
___________________________________________________________________________
Net cash used in investing
activities                              -                -         (481,931)
___________________________________________________________________________

Financing Activities
 Proceeds from issuance of
 note payable                           -               -           762,000
 Repayment of note payable              -               -          (225,000)
 Proceeds from issuance of
 common stock                      110,603              -         2,050,603
___________________________________________________________________________
Net cash provided by financing
activities                     $   110,603   $          -    $    2,587,603
___________________________________________________________________________
Increase/(Decrease) in Cash            (49)         (1,037)           1,664
Cash, beginning                      1,713           5,259               -
Cash, ending                   $     1,664   $       4,222   $        1,664


Supplemental disclosure of
cash flow information:
  Interest paid                $        -    $          -    $       36,373
  Income tax paid              $        -    $          -    $           -




The accompanying notes are an integral part of these financial statements.










N I S Holdings, Corp
(Formerly : Associated Media Holdings Inc)
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010
(Expressed in US Dollars)
Unaudited

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June
30, 2010, the Company had not yet achieved profitable operations, has accumulated losses of $5,047,048 since inception and expects to incur further losses in the development of its business, of which cast substantial doubt about the Company's ability to continue as a going concern.

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

On July 15, 20`0 the Company converted 119,667 Class A
Preference Shares into 11,966,700 common shares of $0.00025 each.

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

Amortization expense for the period ended September 30, 2010 was $20,900. Unsuccessful patent and trademark application costs are expense at the time the application is denied.

Through the issuance of 40,000,000 restricted common shares valued at $10,000, the Company acquired exclusive license rights to the Intangibles which consist of a website and the Ignition trademarks, and these are amortized over a period of 10 years. Through the issuance of 700,000 restricted common shares valued at $350,000 and $63,000 cash, the Company acquired the Intangibles of icelounge.com, Inc. which consist of a website, databases and proprietary software, and these are amortized over a period of 5 years. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," purchased intangibles with finite lives are amortized and reviewed for impairment on an annual basis, which is completed during the fourth quarters of 2009 and 2008 and no impairment was recognized. The useful lives of the Intangibles have been determined by management based upon the expected use of the asset by the Company which is determined to be 5 years and 10 years. The Company recognizes amortization of the Intangibles on a monthly basis. Management assesses the carrying values of long-lived assets for impairment when circumstances warrant such a review. In performing this assessment, management considers current market analysis and appraisal of the technology, along with estimates of future cash flows. The Company recognizes impairment losses when undiscounted cash flows estimated to be generated from long-lived assets are less than the amount of unamortized assets.
There were no unsuccessful and abandoned patents and trademarks expensed in the quarter ended September 30, 2010.

Note 6. Accrued Compensation

The Company has several employment agreements with its officers and directors. Until the Company has sufficient funds to satisfy the outstanding debt, the Company will continue to accrue unpaid compensation on a quarter basis.
As of September 30, 2010, the accrued compensation balance was $439,493.

Note 7. Subsequent Events

The Company has evaluated subsequent events through November
03, 2010 and has determined that there were no additional subsequent events to recognize or disclose in these financial statements.
















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

Results of Operations for the three months period ended
September 30, 2010.

Revenue. There was $1,463 revenue for the three months period ended Sep. 30, 2010.

Operating Expenses. For the three months period ended Sep.
30, 2010, the company has total operating expenses of $71,945.

Net Loss. The net loss for the three months period ended
September 30, 2010 was $70,482.


Liquidity and Financial Resources

The Company remains in the development stage under the new management. Operations were financed through proceeds from sales and the issuance of equity and loans from directors.

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2010, we have been unsuccessful in our efforts to raise additional capital to meet our plan of operation. At the present time, and over the next twelve months, our primary focus will be to explore various methods for raising additional funds and seeking profitable ventures.

Item 3. Quantitative and Qualitative Disclosures About
Market Risk.

The Company does not hold any derivatives or investments that are subject to market risks. The carrying values of any financial instruments, approximate fair value as of those dates because of relatively short-term maturity of these instruments which eliminates any potential market risk associated with such instruments.

Item 4. Controls and Procedures.

The Company's Chief Executive Officer and its Chief
Financial Officer are primarily responsible for the accuracy of the financial information that is presented in this quarterly Report. These officers have as of the close of the period covered by this Quarterly Report, evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-4c and 15d-14c promulgated under the Securities Exchange Act of 1934 and determined that such controls and procedures were not effective in ensuring that material information relating to the Company was made known to them during the period covered by this Quarterly Report.
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-
15(f) under the Exchange Act) during the third quarter of our 2010 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 15, 2010 the Company converted 119,667 Class A
Preferred shares into 11,966,700 common shares based on the ratio of one hundred shares of common stock for each share of Class A Preferred Stock.


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

Item 6.  Exhibits

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  November 03, 2010

N I S Holdings, Corp

By: /S/ Cristo Kiltsikis
     Cristo Kiltsikis
 Chief Executive Officer & Director